Form 10-K
period 1993-12-31
ACE HARDWARE CORP
filed 1994-03-23
CIK 2024

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 Form 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1993     Commission File No. 2-55860


                            Ace Hardware Corporation
             (Exact Name of Registrant as Specified in its Charter)

              DELAWARE                                 36-0700810
   (State or Other Jurisdiction of                  (I.R.S. Employer
   Incorporation or Organization)                  Identification No.)


        2200 Kensington Court, Oak Brook, IL              60521
       (Address of Principal Executive Offices)        (Zip Code)

Registrant's telephone number, including Area Code:           (708) 990-6600

Securities registered pursuant to Section 12(b) of the Act:   NONE

Securities registered pursuant to Section 12(g) of the Act:   NONE


   State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The Registrant's shares are issued only to, and may be held only by, its dealer-stockholders, and the shares held by a dealer-stockholder are subject to repurchase by the Registrant upon termination of the membership agreement of a dealer-stockholder. Thus, there is no market for the Registrant's shares. The repurchase price for each share of Class A stock, the only voting stock issued by the Registrant, is equal to the par value of $1,000 per share. As of February 28, 1994, the aggregate value of the Class A stock held by non-affiliates (dealer-stockholders) calculated on the basis of such repurchase price was $3,933,000.

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.        Yes  X     No

   Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date (applicable only to corporation Registrants). Outstanding Shares as of February 28, 1994:


  Class A (voting) Stock,       $1,000 par value           3,933 shares
  Class B (nonvoting) Stock,    $1,000 par value           3,400 shares
  Class C (nonvoting) Stock,    $ 100 par value        1,523,707 shares



                                   PART I

Item 1. Business

   Ace Hardware Corporation was formally organized as a Delaware corporation in 1964. In 1973, by means of a corporate merger, it succeeded to the business of Ace Hardware Corporation, an Illinois corporation organized in 1928. Until 1973, the business now being engaged in by the Company had been conducted by the Illinois corporation. The Company's principal executive offices are located at 2200 Kensington Court, Oak Brook, Illinois 60521. Its telephone number is (708) 990-6600.

   The Company functions as a wholesaler of hardware and related products, and manufactures paint products. Sales of the products distributed by it are presently made primarily to individuals, partnerships or corporations who are engaged in business as retail dealers of hardware or related items and who have entered into Membership Agreements with the Company entitling them to purchase merchandise and services from the Company and to use the Company's marks as provided therein.

   The Company operates on a cooperative basis and distributes patronage dividends to its eligible member dealers each year in proportion to the amount of their annual purchases of merchandise from it. (See the subheading "Distribution of Patronage Dividends".)

   At December 31, 1993 there were 4,921 retail business outlets with respect to which such Membership Agreements had been entered into. Those States having the largest concentration of member outlets are California (approximately 10%), Illinois and Texas (approximately 7% each), Florida (approximately 5%), and Michigan and Georgia (approximately 4% each). States into which were shipped the largest percentages of the merchandise sold by the Company in 1993 are California (approximately 12%), Illinois (approximately 9%), Florida and Texas (approximately 6% each) and Michigan and Georgia (approximately 4% each). Less than 3% of the Company's sales are made to outlets located outside of the United States or its territories.

   Information as to the number of the Company's member outlets during each of the past three calendar years is set forth in the following table:


                                                1993      1992      1991
   Member outlets at beginning of period        4,986     5,111     5,206
   New member outlets                             158       183       253
   Member outlets terminated                      223       308       348

   Member outlets at end of period              4,921     4,986     5,111

   Dealers having one or more
     member outlets at end of period            4,045     4,134     4,266


   The Company services its dealers by purchasing merchandise in quantity lots, primarily from manufacturers, by warehousing substantial quantities of said merchandise and by selling the same in smaller lots to the dealers. Most of the products that the Company distributes to its dealers from its regional warehouses are sold at a 10% markup. In 1993 warehouse sales accounted for 61.7% of total sales and bulletin sales accounted for 3.4% of total sales with the balance of 34.9% representing direct shipment, including lumber and building material sales.

   The proportions in which the Company's total warehouse sales were divided among the various classes of merchandise sold by it during each of the past three calendar years are as follows:


   Class of Merchandise                           1993     1992     1991

   Paint, cleaning and related supplies            19%      18%      18%
   Hand and power tools                            14%      15%      14%
   Electrical supplies                             12%      13%      12%
   Plumbing and heating supplies                   15%      15%      16%
   General hardware                                12%      12%      12%
   Housewares and appliances                        7%       7%       8%
   Garden, rural equipment and related supplies    12%      11%      11%
   Sundry                                           9%       9%       9%


   The Company sponsors two major conventions annually (one in the Spring and one in the Autumn) at various locations. Dealers and vendors are invited to attend, and dealers generally place substantial orders for delivery during the period prior to the next convention. During the convention regular merchandise, new merchandise and seasonal merchandise for the coming season are displayed to attending dealers. Lawn and garden supplies, building materials and exterior paints are seasonal merchandise in many parts of the country, as are certain sundries such as holiday decorations.

   Warehouse sales involve the purchase of merchandise from the Company that is maintained in inventory by the Company at its warehouses. Direct shipment sales involve the purchase of merchandise from the Company with shipment directly from the vendors. Bulletin sales involve the purchase of merchandise from the Company pursuant to special bulletin offers by the Company.

   Direct shipment sales are orders placed by dealers directly with vendors, using special purchase orders. Such vendors bill the Company for such orders, which are shipped directly to dealers. The Company, in turn, bills the ordering dealers at a markup. The markup on this category of sales varies with invoice amounts in accordance with the following schedule and is exclusive of sales under the LTL Plus program discussed below.


        Invoice Amount                       Handling Charge (Markup)

   $    0.00 to $  999.99                2.00% or $1.00 whichever is greater
   $1,000.00 to $1,999.99                1.75%
   $2,000.00 to $2,999.00                1.50%
   $3,000.00 to $3,999.00                1.25%
   $4,000.00 to $4,999.00                1.00%
   $5,000.00 to $5,999.00                 .75%
   $6,000.00 to $6,999.00                 .50%
   $7,000.00 to $7,999.00                 .25%
   $8,000.00 and over                     .00%


   Bulletin sales are made based upon notification from dealers of their participation in special bulletins offered by the Company. Generally, the Company will give notice to all members of its intention to purchase certain products for bulletin shipment and then purchases only so many of such products as the members order. When the bulletin shipment arrives at the Company, it is not warehoused, but is broken up into appropriate quantities and delivered to members who placed orders. A 6% markup is generally applied to this category of sales.

   An additional markup of 3% is applied on the various categories of sales of merchandise exported to certain dealers located outside of the United States and its territories and possessions.

   The Company maintains inventories to meet only normal resupply orders. Resupply orders are orders from members for merchandise to keep inventories at normal levels. Generally, such orders are filled within one week of receipt. Bulletin orders (which are in the nature of resupply orders) may be for future delivery. The Company does not backlog normal resupply orders and, accordingly, no significant backlog exists at any point in time.

   The Company also has established special sales programs for lumber and building materials products and for products assigned from time to time to an "extreme competitive price sales" classification and for products purchased from specified vendors for delivery to certain of the Company's dealers on a direct shipment basis ("LTL Plus"). Under its lumber and building materials ("LBM") program, the Company imposes no handling charge, markup or national advertising assessment on direct shipment orders for such products. The LBM program also enables the Company's dealers to purchase these products at net invoice prices which pass on to them important cost savings resulting from the Company's closely monitored lumber and building materials purchasing procedures. Additionally, the LBM program offers dealers the opportunity to order less than truckload quantities of many lumber and building materials products at economical prices under the LTL warehouse redistribution procedure which the Company has established with certain major vendors.

   The Store Traffic Opportunity Program ("STOP") established by the Company is a program under which certain stockkeeping units of specific products assigned to an "extreme competitive price sales" classification are offered for sale to its dealers for delivery from designated Company retail support centers. Sales under this program are made without the addition of freight charges and with such handling charge or markup (if any) of not more than 5% as shall be specified for each item. The Company's officers have authority to add items to, and to withdraw items from, the STOP program from time to time and to establish reasonable minimum or multiple item purchase requirements for the items offered under the program. No allocations or distributions of patronage dividends are made with respect to sales under the STOP program. Purchases under the STOP program are, however, deemed to be warehouse purchases or bulletin purchases, as the case may be, for purposes of calculating the forms of patronage dividend distributions. (See the subheading under this Item 1 entitled "Forms of Patronage Dividend Distributions.)

   The LTL Plus Program, established by the Company effective as of September, 1990 is a program under which full or partial truckloads of products are purchased by the Company's dealers from specific vendors for delivery to such dealers on a direct shipment basis. No markup, handling charge or national advertising assessment is imposed by the Company on sales under the LTL Plus Program, and the maximum amount of patronage dividends allocated or distributed to the Company's dealers with respect to their purchases of products in the LTL Plus category is .5% of such sales. (See the subheading under this Item 1 entitled "Patronage Dividend Determinations and Allocations.")

   The Company, in addition to conducting semi-annual and other conventions and product exhibits for its dealers, also provides them with numerous special services (on a voluntary basis and at a cost to cover its related expenses), such as inventory control systems, price and bin ticketing, and an electronic ordering system. In order for them to have on hand current pricing and other information concerning the merchandise obtainable from the Company, the Company further provides to each of its dealers either a catalogue checklist service or a microfiche film service (whichever the dealer selects), for either of which services the dealer must pay a monthly charge. The Company also provides on a full-participation basis videotapes and related materials for educational and training programs for which dealers must pay an established monthly charge. (See the subheading under this Item 1 entitled "Special Charges and Assessments.")

   Through its wholly-owned subsidiary, Ace Insurance Agency, Inc., the Company makes available to its dealers a Group Dealer Insurance Program under which they can purchase a package of insurance coverages, including "all risk" property insurance and business interruption, crime, liability and workers' compensation coverages, as well as medical expense coverage for their employees. AHC Realty Corporation, another wholly-owned subsidiary of the Company, provides the services of a broker to those dealers who desire to sell or seek a new location for a presently owned store or to acquire an additional store. In addition, the Company offers to its dealers retail computer systems consisting of computer equipment, maintenance service and certain software programs and services. These are marketed by the Company under its registered service mark "PACE".

   The Company manufactures paint and related products at a facility owned by it in Matteson, Illinois. This facility now constitutes the primary source of such products offered for sale by the Company to its dealers. It is operated as a separate Division of the Company for accounting purposes. All raw materials used by the Company to manufacture paint are purchased from outside sources. The Company has had adequate sources of raw materials, and no shortages of any materials which would materially impact operations are currently anticipated. The manufacturing of paint is seasonal to the extent that greater paint sales are found in the months of April through September. Historically, compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment have not had any material impact.

   The Company's business, either in hardware wholesaling or paint manufacturing activities is not dependent on any major suppliers and the Company feels that any seasonal fluctuations do not have a significant impact upon operations. For further discussion of Company's business, see "Management's Discussion and Analysis of Financial Condition and Results of Operations", in Item 7 hereof.


Special Charges and Assessments

   The Company sponsors a national advertising program for which its dealers are currently assessed an amount equal to 1.25% of their purchases (exclusive of lumber, building materials, purchases of PACE computer systems (hardware and software), less than truckload lumber and building material program purchases and LTL Plus Program purchases as described here in above in this Item 1) from the Company during each bi-weekly period, with the current minimum annual assessment being $975.00 and with the maximum annual assessment being $4,750 for each business location of any one dealer which has become a member of the Company. The total annual amount of advertising assessments payable by any one dealer is also subject to a further maximum limit which is determined by multiplying the number of such dealer's member retail store outlets serving the general public by $4,750. In the case of a dealer whose place of business is located outside the contiguous States of the United States, the Company's management has authority to determine the extent, if any, to which such dealer shall be required to pay the annual national advertising assessment based upon its evaluation of the amount and nature of the television broadcasts received in the dealer's area. The percentage of bi-weekly purchases to be assessed for the Company's national advertising program and the amount of the maximum annual assessment for such program are both subject to being changed from time to time by action of the Board of Directors of the Company. The Company also has the authority, effective January 1, 1993 to impose a regional advertising assessment (for select geographic regions) not to exceed 2% of annual purchases with the same minimum and maximum assessments imposed by the National Advertising assessment.

   Each dealer must pay a low volume service charge if the dealer's purchases during the calendar year are less than the minimum purchase levels described below. Minimum purchase levels and the amount of the low volume service charge are subject to change from time to time by the Company's Board of Directors. Presently, the low volume service charge is $30.00 and applies beginning one (1) year after the granting of the membership, if the dealer's purchases from the Company (exclusive of carload lumber purchases) are less than $4,000.00 per bi-weekly billing period. If the dealer's purchases from the Company reach $104,000 during the calendar year, then the dealer receives credit on its next bi-weekly billing statement for all low volume service charges imposed on that account earlier in the same calendar year, and the account is not subject to any further low volume service charges for the rest of the calendar year. The low volume service charge is not billed on a bi-monthly basis to those accounts whose previous year's sales volume exceeded the minimum purchases level for the previous year, but the full annual low volume service charge will be billed at year end to those accounts if the minimum purchase level to avoid imposition of the charge has not been met for the current year. For the calendar year in which the first anniversary of the store's membership occurs, the $104,000 purchase requirement is pro-rated from the first billing statement after that anniversary through December 31, if less than a full calendar year. An Ace store that falls below minimum purchase levels is also subject to termination.

   A late payment service charge is added on any past due balance owing by a dealer to the Company for purchases of merchandise and services or for the purchase price of the capital stock of the Company subscribed for by the dealer. The late payment service charge currently in effect is an amount equal to .77% per bi-weekly statement period, except in Texas where the charge is .384% and Georgia where the charge is .692%. A past due balance is created whenever payment of the amounts shown as due on any such statement is not received by the Company within 10 days following the date of the statement. The percentage for determining the amount of the late payment service charge may be changed from time to time by the Company.

   Subscriptions to a retail training program consisting of video tapes and related course materials (the "S.T.A.R. Program") are mandatory for all stores located in the United States and U.S. Territories. The initial monthly assessment imposed on such stores for such subscriptions is $14.50 for each single store or parent store and $10.00 for each branch store. A single store or parent store is an initial retail outlet for which a dealer owns, or has subscribed for, one (1) share of Class A stock and forty (40) shares of Class C stock of the Company. A branch store is an additional retail outlet for which a dealer owns, or has subscribed for, fifty (50) shares of Class C stock of the Company. (See Article XXV, Section 2 of the By-laws.) Branch stores may, upon request, be granted an exemption from the monthly subscription fee.


Trademark and Service Mark Registrations

   The names "ACE HARDWARE" and "ACE" are used extensively by the Company and by its member-dealers in connection with the promotion, advertising and marketing of products distributed by the Company.

   The Company also uses the names "Bright & Easy" and "Weather Shedder" for promotion of the sale of certain paints and paint primers, the name "Super Striker" for promotion of the sale of a packaged assortment containing fishing rods and lures (other than big game trolling lures) and the name "LUB-E" for the promotion of the sale of lubricant. In addition, the Company uses several service marks as an aid in the establishment and operation of stores owned and operated by its member-dealers and uses the service mark "Hardware University" for certain seminars and workshops conducted for its dealers and the service mark "PACE" for in-store computer systems which it markets for use by them in their store operations.

   The Company holds the following Trademark and Service Mark
Registrations issued by the U.S. Patent and Trademark Office for the marks used by it for the above-described purposes:

                                                         Registration
           Description of Mark         Type of Mark         Number          Expiration Date

   Name "ACE" in stylized
     lettering design                  Service Mark        1,464,025       November 3, 2007
   Name "ACE Hardware" and
     winged emblem containing same     Service Mark          840,176       December 5, 2007
   "ACE Hardware--
     The More Store"                   Service Mark        1,003,523       January 28, 1995
   "ACE Is The Place With The
     Helpful Hardware Man"             Service Mark        1,055,743       January 4, 1997


   "The Helpful Hardware Man"          Service Mark        1,055,741       January 4, 1997
   "Ace Is the Place"                  Service Mark        1,602,715       June 19, 2000
   "LUB-E"                             Trademark           1,615,386       October 2, 2000
   "Ace Five Star"                     Trademark           1,627,887       December 18, 2000
   "The Paintin' Place"                Service Mark        1,138,654       August 12, 2000
   "Hardware University" with design   Service Mark        1,180,539       December 1, 2001
   Name "PACE" with design             Service Mark        1,208,887       September 14, 2002
   Name "ACE Hardware" and winged
     emblem containing same            Trademark             898,070       September 8, 2000
   Name "ACE Hardware" and winged
     emblem containing same            Trademark           1,277,581       May 15, 2004
   "Super Striker"                     Trademark           1,182,330       December 15, 2001
   "Bright & Easy"                     Trademark           1,058,117       February 8, 1997
   "Weather Shedder"                   Trademark           1,053,816       December 7, 1996
   Name "ACE Hardware" in slanted
     bar design                        Trademark           1,426,137       January 27, 2007
   Name "ACE Hardware" in stylized
     lettering design                  Service Mark        1,486,528       April 26, 2008
   Name "ACE Hardware and Garden
     Center"                           Service Mark        1,487,216       May 3, 2008
   Name "ACE New Experience" in
     stylized lettering design         Trademark           1,554,322       September 5, 2009
   Name "ACE Seven Star" in
     stylized lettering design         Trademark           1,556,389       September 19, 2009
   Name "FLO-SOFT"                     Trademark           1,532,900       April 14, 2009
   Name "ACE Best Buys" in
     circle design                     Service Mark        1,560,250       October 10, 2009
   Name "PACER"                        Trademark           1,570,820       December 12, 1999
   Name "ACENET"                       Service Mark        1,574,019       December 26, 1999
   "ASK ACE"                           Service Mark        1,653,263       August 6, 2001
   Name "ACE Three Star" in
     stylized lettering design         Trademark           1,631,237       January 15, 2001
   Name "ACE Pro" in
     stylized lettering design         Trademark           1,632,078       January 22, 2001
   Christmas Elves design              Trademark           1,669,306       December 24, 2001
   "ACE 2000"                          Service Mark        1,682,467       April 7, 2002
   Name "ACE" in stylized
     lettering design                  Trademark           1,683,538       April 21, 2002
   Name "HARMONY" in stylized
     lettering design                  Trademark           1,700,526       July 14, 2002
   Seven Star Satisfaction Guaranteed
     Quality Ace Paints Design         Service Mark        1,705,321       August 4, 2002
   Name "THE OAK BROOK COLLECTION"
     in stylized lettering design      Trademark           1,707,986       August 18, 2002
   Name "THE OAK BROOK COLLECTION"
     in stylized lettering design      Trademark           1,783,335       July 20, 2003
   Name "ACE HARDWARE BROWN
     BAG BONANZA" with design          Service Mark        1,761,277       April 13, 2003
   Name "STORE 2000 THE
     STORE OF THE FUTURE"              Trademark           1,811,032       December 14, 2003
   Name "ENVIRO-CHOICE"                Trademark           1,811,392       December 14, 2003
   "ACE HARDWARE COMMITTED
     TO A QUALITY ENVIRONMENT"         Service Mark        1,764,803       April 13, 2003


Currently the Company has a pending application before the U.S. Patent and Trademark Office for registration of "ACE RENTAL PLACE" in stylized lettering design for use in connection with the rental of equipment, merchandise and supplies.


Competition

   The competitive conditions in the wholesale hardware industry can be characterized as intensive due to the fact that independent retailers are required to remain competitive with discount stores and chain stores such as Wal-Mart, Home Depot and Sears and with other mass merchandisers. The gradual shift of retail operations to high rent shopping center locations and the trend toward longer store hours have also intensified pressures to obtain low cost wholesale supply sources. The Company directly competes in several U.S. markets with Cotter & Company, Servistar Corporation, Hardware Wholesalers, Inc., Our Own Hardware Company, and United Hardware Distributing Co., all of which companies are also dealer-owned wholesalers. Of the aforementioned companies, only Cotter & Company, headquartered in Chicago, Illinois, has a larger sales volume than the Company.


Employees

   The Company employs 3,405 full-time employees, of which 981 are salaried employees. Collective bargaining agreements covering one truck drivers' bargaining unit and four warehouse bargaining units are currently in effect at certain of the Company's distribution warehouses. The Company's employee relations with both union and non-union employees are considered to be good, and the Company has experienced only one employee-related work stoppage in the past five years. All employees are covered either by negotiated or non-negotiated employee benefit plans which include hospitalization, death benefits and, with few exceptions, retirement benefits.


Limitations on Ownership of Stock

   All of the issued and outstanding shares of capital stock of the Company are owned by its dealers. Only approved retail and other dealers in hardware and related products having Membership Agreements with the Company are eligible to own or purchase shares of any class of the Company's stock.

   No dealer, regardless of the number of member business outlets owned or controlled by him, shall be entitled to own more than 1 share of Class A Stock, which is the only class of voting stock which can be issued by the Company. This ensures that each stockholder-dealer will have an equal voice in the management of the Company. An unincorporated person or partnership shall be deemed to be controlled by another person, partnership or corporation if 50% or more of the assets or profit shares therein are owned
(i) by such other person, partnership or corporation or (ii) by the owner or owners of 50% or more of the assets or profit shares of another unincorporated business firm or (iii) by the owner or owners of 50% or more of the capital stock of an incorporated business firm. A corporation shall be deemed to be controlled by another person, partnership or corporation if 50% or more of the capital stock of said corporation is owned (i) by such person, partnership or corporation or (ii) by the owner or owners of 50% or more of the capital stock of another incorporated business firm or (iii) by the owner or owners of 50% or more of the assets or profit shares of an unincorporated business firm.


Distribution of Patronage Dividends

   The Company operates on a cooperative basis with respect to purchases of merchandise made from it by those of its dealers who have become "members" of the Company as described below and in the Company's By-laws. In addition, the Company operates on a cooperative basis with respect to all dealers who have subscribed for shares but who have not as yet become "members" by reason of the fact that the payments made by them on account of the purchase price of their shares have not yet reached an amount equal to the $1,000 purchase price of 1 share of Class A Voting Stock. All member dealers falling into either of the foregoing classifications are entitled to receive patronage dividend distributions once each year from the Company in proportion to the amount of their annual purchases of merchandise from it.

   The patronage dividends distributed on wholesale warehouse, bulletin and direct shipment sales made by the Company and on total sales of products manufactured by the Paint Division represented the following percentages of each of said categories of sales during each of the past three calendar years:


                                    1993          1992         1991

   Warehouse Sales                4.94434%      5.26838%     4.99516%
   Bulletin Sales                 2.0%          2.0%         2.0%
   Direct Shipment Sales          1.0%          1.0%         1.0%
   Paint Sales                    7.9389%       8.9440%      8.6463%

   In addition to the dividends described above, patronage dividends are calculated separately and distributed on sales of lumber products, building material products and less-than-truckload (LTL) sales of lumber and building material products. Patronage dividends equal to .1763%, .1260% and .2098% of the total sales of these products (calculated separately by each of these three sales categories) were distributed to the Company's dealers who purchased those products in 1993, 1992 and 1991, respectively. Under the LTL Plus Program, patronage dividends are also calculated separately on sales of full or partial truckloads of products purchased by eligible dealers from specified vendors (see discussion of LTL Plus Program set forth above in this Item 1). The maximum amount of patronage dividends allocable to LTL Plus sales is .5% of such sales. The LTL Plus Program dividend was .5% of such sales for 1993, 1992 and 1991.


Patronage Dividend Determinations and Allocations

   The amounts distributed by the Company as patronage dividends consist of its gross profits on business done with dealers who qualify for patronage dividend distributions after deducting from said gross profits a proportionate share of the Company's expenses for administration and operations. Such gross profits consist of the difference between the price at which merchandise is sold to such dealers and the cost of such merchandise to the Company. All income and expenses associated with activities not directly related to patronage transactions are excluded from the computation of patronage dividends. Generally these include profits on business done with dealers who do not qualify for patronage dividend distributions and any income (loss) realized by the Company from the disposition of property and equipment (except that, to the extent that depreciation on such assets has been deducted as an expense during the time that the Company has been operating on a cooperative basis and is recaptured in connection with such a disposition, the income derived from such recapture would be included in computing patronage dividends).

   The By-laws of the Company provide that, by virtue of a dealer being a "member" of the Company (that is, by virtue of his ownership of 1 share of Class A Voting Stock), he will be deemed to have consented to include in his gross income for federal income tax purposes for the dealer's taxable year in which they are received by him all patronage dividends distributed to him by the Company in connection with his purchases of merchandise from the Company. A dealer who has not yet paid an amount which at least equals the $1,000 purchase price of the 1 share of Class A Voting Stock subscribed for by him will also be required to include all patronage dividends distributed to him by the Company in his gross income for federal income tax purposes in the year in which they are received by him. This is required by virtue of a provision in the Subscription Agreement executed by him under which he expressly consents to take all such patronage dividends into his gross income for such purposes. The amount of the patronage dividends which must be included in a dealer's gross income includes both the portion of such patronage dividends received by him in cash or applied against indebtedness owing by him to the Company in accordance with Section 7 of Article XXIV of the Company's By-laws and the portion or portions thereof which he receives in shares of Class C Nonvoting Stock of the Company or in patronage refund certificates.


   Patronage dividends on each of the Company's three basic categories of sales (warehouse sales, bulletin sales and direct shipment sales) are allocated separately, as are patronage dividends under the LTL Plus Program. However, the maximum amount of patronage dividends allocable to LTL Plus Program sales is an amount no greater than .5% of such sales, the maximum amount of patronage dividends allocable to direct shipment sales exclusive of LTL Plus Program sales is an amount equal to 1% of such sales and the maximum amount of patronage dividends allocable to bulletin sales is an amount equal to 2% of that category of sales. All remaining patronage dividends resulting from sales made under these programs are allocated by the Company to warehouse sales. The Company feels that this allocation procedure provides a practical and understandable method for the distribution of these patronage dividends in a fair and equitable manner.

   Sales of lumber and building materials products are not included as part of warehouse sales, bulletin sales, or direct shipment sales for patronage dividend purposes. Patronage dividends are calculated separately and distributed to the Company's dealers with respect to their purchases within each of three sales categories involving these types of products. These three categories are (a) lumber products (other than less-than-truckload sales); (b) building materials products (other than less-than-truckload sales); and (c) less-than-truckload ("LTL") sales of lumber and building material products. Patronage dividends are also calculated separately and distributed to the Company's dealers for full and partial truckloads of products purchased under the LTL Plus Program. (See the discussion of the LTL Plus Program set forth above in this Item 1 and under the subheading "Forms of Patronage Dividend Distributions," subparagraphs 2(a)-(b) below).

   Any manufacturing profit realized on intracompany sales of the products manufactured by the Company's Paint Division is allocated among and distributed as patronage dividends to those member dealers who are eligible to receive patronage dividends from the Company in proportion to their respective annual dollar purchases of paint and related products manufactured by said Division. The earnings realized by the Company on wholesale sales of such products made by it to its member dealers are distributed as patronage dividends to all of its dealers who are eligible to receive patronage dividends from it as part of the patronage dividends which they receive each year with respect to the basic patronage dividend categories established for warehouse sales, bulletin sales, and direct shipment sales. Under Section 8 of Article XXIV of the Company's By-laws, if the Paint Division's manufacturing operations for any year result in a net loss, rather than a profit, to the Paint Division, such loss would be netted against the earnings realized by the Company from its other activities during the year, with the result that the earnings available from such other activities for distribution as patronage dividends for such year would be correspondingly reduced.


Forms of Patronage Dividend Distributions

   Patronage dividend distributions will be made to the eligible and qualified member dealers of the Company in cash, shares of the Company's Class C stock and patronage refund certificates in accordance with the following plan which has been adopted by the Company's Board of Directors with respect to purchases of merchandise made by such dealers from the Company on or after January 1, 1993, and which will continue to be in effect until such time as the Board of Directors, in the exercise of their authority and discretion based upon business conditions from time to time and the requirements of the Company, shall determine that such plan should be altered or amended:

       1. With respect to each store owned or controlled by each eligible and qualifying dealer, such dealer shall receive a minimum cash distribution determined as follows:
           (a) an amount equal to 20% of the first $5,000 of the total patronage dividends allocated for distribution each year to such dealer in connection with the purchases made for such store;
           (b) an amount equal to 25% of the portion of the total patronage dividends allocated for distribution each year to such dealer for such store which exceeds $5,000 but does not exceed $7,500;


           (c) an amount equal to 30% of the portion of the total patronage dividends allocated for distribution each year to such dealer for such store which exceeds $7,500 but does not exceed $10,000;
           (d) an amount equal to 35% of the portion of the total patronage dividends allocated for distribution each year to such dealer for such store which exceeds $10,000 but does not exceed $12,500;
           (e) an amount equal to 40% of the portion of the total patronage dividends allocated for distribution each year to such dealer for such store which exceeds $12,500.

       2. The portion of the total annual distribution allocated to any such dealer for each store owned or controlled by such dealer in excess of the amount to be distributed to such dealer for such store in cash shall be distributed to him each year in the form of shares of Class C Non-voting Stock of Ace Hardware Corporation (par value $100 per share), valued at the par value thereof, until the total par value of all shares of all classes of capital stock of the corporation held by such dealer with respect to such store equals the greater of:
           (a) $20,000; or
           (b) a sum equal to the total of the following categories of purchases made by such dealer for such store during the most recent calendar year:
                (i) 10% of the volume of Ace manufactured paint and related products purchases, plus
                (ii) 3% of the volume of drop-shipment or direct purchases (excluding Ace manufactured paint and related products), plus
                (iii) 13% of the volume of warehouse (including STOP and
                      excluding Ace manufactured paint and related products) and bulletin purchases, plus
                (iv) 4% of the volume of lumber and building material (excluding LTL) purchases, plus
                (v)   4% of the volume of LTL Plus purchases;
    provided, however, that no fractional shares of Class C Non-voting
    Stock shall be issued to any dealer and that any amount which would have otherwise been distributable as a fractional share of such stock shall instead be distributed to such dealer in cash.

       3. The portion of the total patronage dividends allocated each year to any such dealer for each store owned or controlled by such dealer which exceeds the sum of (a) the amount to be distributed to such dealer for such store in cash pursuant to Paragraph 1. above and (b) any amount to be distributed to him in the form of shares of Class C Non-voting Stock of Ace Hardware Corporation (par value $100 per share) pursuant to Paragraph 2. above shall be distributed to such dealer in cash; provided, however, that in no event shall the total amount distributed under this plan to any such dealer for any such store in cash exceed 49.9% of the total patronage dividends allocated for such store for such year, and to the extent that any distribution to be made to any such dealer for any store pursuant to this Paragraph 3. would otherwise cause the total cash distribution to such dealer for such store to exceed 49.9% of the total patronage dividends allocated for such store for such year, the distribution to be made under this Paragraph 3. shall instead be made in the form of a non-negotiable patronage refund certificate having such a maturity date and bearing interest at such an annual rate as shall be determined by the Board of Directors prior to the issuance thereof.

   With certain modifications, the above Plan is applied separately in determining the form in which patronage dividends accrued with respect to sales of lumber and building materials products are distributed. In this connection the combined patronage dividends allocated annually to a store from (a) sales of lumber products (other than LTL sales) to the store, (b) sales of building materials (other than LTL sales) to the store, and (c) LTL sales to the store are used in determining the minimum cash distribution percentages to be applied under Paragraph 1 of the above Plan. A store's patronage dividends from any other sales category with respect to which patronage dividends are distributed by the Company are not taken into account in determining either the minimum portion or any additional portion of the store's patronage dividends derived from its purchases of lumber and building materials products which is to be distributed in cash. Also, Paragraphs 2 and 3 of the above Plan are applied separately to patronage dividends on lumber and building materials sales and the requirements of Paragraph 2 of the Plan shall not be deemed to have been complied with in the cases of (a) purchases of lumber products (other than LTL purchases) or (b) purchases of building materials products (other than LTL purchases) until the store's holdings of Class C Non-voting Stock of the Company resulting from patronage dividends on the Company's sales to it within the particular one of those two sales categories for which a patronage dividend distribution is to be made equal 4% of the volume of the store's purchases within such category during the most recent calendar year. However, no such special Class C Stock requirement applies to patronage dividends accrued on LTL purchases.

   Notwithstanding the provisions of the above-described Plan, however, under Section 7 of Article XXIV of the Company's By-laws the portion of any patronage dividends which would otherwise be distributable in cash with respect to a retail dealer outlet which is a member of the Company will instead be applied against any indebtedness owing by the dealer to the Company to the extent of such indebtedness in any case where the membership for such outlet is cancelled or terminated prior to the distribution of such patronage dividends except that an amount equal to 20% of the dealer's total annual patronage dividends for such outlet will be paid in cash if a timely request for the payment of such amount in cash is submitted to the Company by the dealer.

   Because of the requirement of the U. S. Internal Revenue Code that the Company withhold 30% of the annual patronage dividends distributed to member dealers of the Company whose places of business are located in foreign countries or Puerto Rico (except in the case of unincorporated Puerto Rico dealers owned by individuals who are U.S. citizens and certain dealers incorporated in Guam, American Samoa, the Northern Mariana Islands, or the U.S. Virgin Islands, if less than 25% of its stock is owned by foreign persons, and at least 65% of the Corporation's gross income for the last three years has been effectively connected with the conduct of a trade or business in such possession or in the United States), the cash portion of the annual patronage dividends of such dealers shall in no event be less than 30%.

   It is anticipated that the terms of any patronage refund certificates issued pursuant to Paragraph 3. of the foregoing Plan would include provisions giving the Company a first lien thereon for the amount of any indebtedness owing to it at any time by the owner of any such certificate and provisions subordinating the certificates to all the rights and claims of secured, general and bank creditors against the Company. It is further anticipated that all such patronage refund certificates will have maturity dates which will be no later than five years from the dates of issuance thereof.

   In order to aid the Company's dealers in acquiring and installing standardized exterior signs identifying the retail stores operated by them as member outlets supplied by the Company, the Board of Directors of the Company has authorized a program under which a dealer may borrow from the Company within a range of $100 to $20,000 the funds required for such purpose. A dealer who obtains a loan under this program may either repay the loan in twelve substantially equal payments billed on such dealer's regular by-weekly billing statement, or may execute a direction to have the portion of the dealer's annual patronage dividends which would otherwise be distributed under the above plan in a form other than cash from no more than the next three annual distributions of such dividends applied toward payment of the principal and interest on the loan.

   In order to aid the Company's dealers in acquiring and installing PACE and PAINTMAKER computer systems purchased from the Company, the Board of Directors of the Company has also authorized programs under which the Company will finance qualified dealers in the case of a PAINTMAKER computer, within the range of $1,000 to $15,000 repayable over a period of three (3) years, and in the case of a PACE computer, within the range of


$5,000 to $50,000 repayable over a period of five (5) years for such purpose. Dealers who obtain financing from the Company for these purposes direct the Company, during the financing term, to first apply toward the principal and interest due on such loans, the patronage dividends which would otherwise be payable in the form of patronage refund certificates for each year, and then to apply the patronage dividends which would otherwise be payable for the same year in the form of the Company's Class C stock.

   The aforementioned signage and computer financing programs may be revised or discontinued by the Board at any time.


Federal Income Tax Treatment of Patronage Dividends

   Both the shares of Class C Non-voting Stock and the patronage refund certificates used by the Company to pay patronage dividends that accrue to its eligible and qualifying dealers constitute "qualified written notices of allocation" within the meaning of that term as used in Sections 1381 through 1388 of the U.S. Internal Revenue Code, which specifically provide for the income tax treatment of cooperatives and their patrons and which have been in effect since 1963. The stated dollar amounts of such qualified written notices of allocation must be taken into the gross income of each of the recipients thereof for the taxable years in which they are received, not withstanding the fact that stated dollar amounts may not be received in such taxable years.

   In order for the Company to receive a deduction from its gross income for federal income tax purposes for the amount of any patronage dividends paid by it to a patron (that is, to one of its eligible and qualifying dealers) in the form of qualified written notices of allocation, it is necessary that the Company pay (or apply against indebtedness owing to the Company by such patron in accordance with Section 7 of Article XXIV of the Company's By-laws) not less than 20% of the total patronage dividends distributable to such patron in cash and that the patron consent to having the written notices of allocation, at their stated dollar amounts, included in his gross income for the taxable year in which they are received by him. It is also required under the Code that any patronage dividend distributions deducted by the Company on its federal income tax return with respect to business done by it with patrons during the year for which such deduction is taken must be made to the Company's patrons within 8 1/2 months after the end of such year.

   Dealers who have become "members" of the Company by owning 1 share of Class A Voting Stock are deemed under the U.S. Internal Revenue Code to have consented to take any written notices of allocation distributed to them into their gross income by their act of obtaining or retaining membership in the Company and by having received from the Company a written notification of the By-law provision providing that membership in the Company constitutes such consent. In accordance with another provision in the Internal Revenue Code, nonmember dealers who have subscribed for shares of the Company's stock will also be deemed to have consented, by virtue of the consent provisions included in their Subscription Agreements, to take any written notices of allocation distributed to them into their gross income.

   A dealer receiving a patronage refund certificate as part of the dealer's patronage dividends in accordance with the last clause of Paragraph 3 of the patronage dividend distribution plan previously described under the subheading "Forms of Patronage Dividend Distributions" in this Item 1, may be deemed to have received interest income in the form of an original issue discount to the extent of any excess of the face amount of the certificate over the present value of the stated principal and interest payments to be made by the Company under the terms of the certificate. Such income would be taxable to the dealer ratably over the term of the certificate under Section 7872(b) (2) of the U. S. Internal Revenue Code. The present value for this purpose is to be determined by using a discount rate equal to the applicable Federal rate in effect as of the day of issuance of the certificate, compounded semi-annually.


   The Company will be required to withhold for federal income tax on the patronage dividend distribution which is made to a payee who has not furnished his taxpayer identification number to the Company or as to whom the Company has notice of the fact that the number furnished to it is incorrect. A cooperative organization may also be required to withhold on the cash portion of each patronage dividend distribution made to a payee who becomes a member of the cooperative if the payee fails to certify to the cooperative that he is not subject to backup withholding. It is the opinion of counsel for the Company that this provision is not applicable to any patronage dividend distribution to a payee unless 50% or more of the total distribution is made in cash. Since all of the Company's patronage dividends for a given year are distributed at the same time and the Company's currently effective patronage dividend plan does not permit any store which is a member of the Company to receive more than 49.9% of its patronage dividends for the year in the form of cash, it is said counsel's further opinion that such a certification failure would ordinarily have no effect on the Company or any of its dealers.

   Patronage dividends distributed by a cooperative organization to its patrons who are located in foreign countries or certain U. S. possessions have been held to constitute fixed or determinable annual or periodic income on which such patrons are required to pay a tax of 30% of the amount received in accordance with the provisions of Sections 871(a)(1)(A) and 881(a) (1) of the Internal Revenue Code, as do patronage dividends distributed to patrons which are incorporated in Puerto Rico or who reside in Puerto Rico but have not become citizens of the United States. With respect to its dealers who are subject to such 30% tax, the Company is also obligated to withhold from their patronage dividends and pay over to the
U. S. Internal Revenue Service an amount equal to the tax. The foregoing provisions do not apply to a corporation organized in Guam, American
Samoa, the Northern Mariana Islands, or the U. S. Virgin Islands if less than 25% of its stock is owned by foreign persons and at least 65% of its gross income for the last three years has been effectively connected with the conduct of a trade or business in such possession or in the United States.

   The 20% minimum portion of the patronage dividends to be paid in cash to a patron with respect to whom the Company is neither required to withhold 30% of his total patronage dividend distribution nor permitted to apply such minimum portion against indebtedness owing to it by him may be insufficient depending upon the income tax bracket of each individual patron, to provide funds for the full payment of the federal income tax for which such patron will be liable as a result of the receipt of the total patronage dividends distributed to him during the year, including cash, patronage refund certificates and/or Class C Non-voting Stock.

   In the opinion of the Company's management, payment in cash of not less than 20% of the total patronage dividends distributable each year to the Company's eligible and qualifying dealers will not have a material adverse effect on the operations of the Company or its ability to obtain adequate working capital for the normal requirements of its business.


Membership Agreement

   In addition to signing a Subscription Agreement for the purchase of shares of the Company's stock, each retail dealer who applies to become an Ace dealer (excluding the firms which are "International Retail Merchants" as discussed below under the subheading "International Retail Merchants" in this Item 1) must sign the Company's customary Membership Agreement. A payment of $400 must accompany the signed Membership Agreement to defray the Company's estimated costs of processing the membership application. If the application is accepted, copies of both the Membership Agreement and the Stock Subscription Agreement, signed on behalf of the Company to evidence its acceptance, are forwarded to the dealer. No royalties are payable at any time by a dealer for an outlet which the Company accepts for affiliation into its dealer network. Membership may be terminated upon various notice periods and for various reasons (including voluntary termination by either party) as prescribed in the membership agreement, except to the extent that special laws or regulations applicable to specific locations may limit the Company's right to terminate memberships, or may prescribe greater periods of notice under particular circumstances.


International Retail Merchants

   In 1989, the Company's Board of Directors authorized the Company to affiliate International Retail Merchants, who operate retail businesses outside the United States, its territories and possessions. International Retail Merchants sign an International Retail Merchants Agreement in lieu of the Company's Regular Membership Agreement, and are generally granted a license to use certain of the Company's service marks. They do not, however, sign Stock Subscription Agreements or become shareholders of the Company by reason of their International Retail Merchants Agreements, nor do they receive distributions of patronage dividends. As of December 31, 1993, 1992 and 1991 International Retail Merchant volume with the Company accounts for less than 3% of the Company's total sales in each such year.


Item 2. Properties

   The Company's general offices are located at 2200 Kensington Court, Oak Brook, Illinois 60521. Information with respect to the Company's principal properties follows:

                                          Square Feet        Owned          Lease
                                          of Facility          or         Expiration
             Location                   (Land in Acres)      Leased          Date
  General Offices:
    Oak Brook, Illinois                     206,030          Leased     September 30, 2009
    Oak Brook, Illinois (1)                  70,508          Owned
   Distribution Warehouses:
    Lincoln, Nebraska                       346,000          Leased     October 31, 1996
    Arlington, Texas                        313,000          Leased     July 31, 1996
    Perrysburg, Ohio                        396,000          Leased     November 1, 2004
    Tampa, Florida                          391,760          Owned
    Harmans, Maryland                       277,000          Owned
    Yakima, Washington                      502,400          Owned
    Maumelle, Arkansas                      350,000          Owned
    LaCrosse, Wisconsin                     363,000          Owned
    Bloomfield, Connecticut(2)              449,820          Owned
    Huntersville, North Carolina            354,000          Owned
    Rocklin, California                     470,000          Owned
    Gainesville, Georgia                    478,000          Owned
    Prescott Valley, Arizona                633,000          Owned
    Princeton, Illinois                   1,080,000          Owned
   Print Shop Facility:
    Downers Grove, Illinois                  41,000          Leased     January 31, 1995
   Paint Manufacturing Facility:
    Matteson, Illinois                      356,000          Owned
    Other Property (Land):
    Aurora, Illinois                       72 acres          Owned
    LaCrosse, Wisconsin(3)                  3 acres          Owned


   (1) Includes 35,254 square feet leased to tenant until July 31, 1996. The subject property is adjacent to the Company's general offices.
   (2) Includes an 80,820 sq. ft. warehouse expansion project, scheduled for completion later in 1994.
   (3) This land is adjacent to the Company's LaCrosse, Wisconsin warehouse.

   The Company also leases a fleet of transportation equipment for the primary purpose of delivering merchandise from the Company's warehouses to its dealers.


Item 3. Legal Proceedings

   There are no material pending legal proceedings which either individually or in the aggregate involve claims for damages that exceed 10% of the current assets of the Company and its subsidiaries on a consolidated basis.


Item 4. Submission To A Vote Of Security Holders

   None.


                                    PART II

Item 5. Market For The Registrant's Common Equity And Related Stockhoder
        Matters

   There is no existing market for the stock of the Company and there is no expectation that any market will develop. The Company is organized and operates as a cooperative corporation, and its stock is owned exclusively by retailers of hardware and related merchandise who are members of the Company.

   The number of holders of record as of February 28, 1994 of each class of stock of the Company is as follows:


    Title of Class                                  Number of Record Holders
      Class A stock, $1,000 par value                        3,933
      Class B stock, $1,000 par value                          850
      Class C stock, $100 par value                          4,756

   Dividends, other than patronage dividends are prohibited by the Company's Articles of Incorporation and By-laws. See the discussion of patronage dividends under Item 1. Business.


Item 6. Selected Financial Data

                                                   SELECTED FINANCIAL DATA
                                              (Not Covered by Auditors' Report)

Income Statement Data:

                                                                          Year Ended December 31,
                                                      1993           1992           1991           1990           1989
                                                                              (000's omitted)
Net sales                                         $ 2,017,763    $ 1,870,625    $ 1,704,203    $ 1,625,029    $ 1,546,450
Cost of sales                                       1,867,326      1,723,017      1,569,871      1,497,147      1,426,322

Gross profit                                          150,437        147,608        134,332        127,882        120,128
Total expenses                                         93,345         86,841         75,175         67,470         69,557

Earnings before patronage dividends                    57,092         60,767         59,157         60,412         50,571
  Patronage dividends (Note A, B, 5 and 8)             59,023         63,207         57,729         57,519         53,128

Net earnings                                      $    (1,931)    $   (2,440)    $    1,428    $     2,893   $     (2,557)


Balance Sheet Data:
                                                                         Year Ended December 31,
                                                       1993           1992           1991           1990           1989
                                                                              (000's omitted)
Total assets                                      $   667,488     $  594,676     $  540,953    $   479,202   $    496,834
Working capital                                       133,287        103,952        105,899         92,376         76,683
Long-term debt                                         71,286         51,696         38,737         22,521         28,622
Patronage refund certificates payable, long-term       56,270         55,389         58,559         52,134         45,669
Member dealers' equity                                186,028        175,681        164,411        154,563        139,545


 (A) The Company operates as a cooperative organization, and pays patronage dividends to member dealers on earnings derived from business done with such dealers. It is the practice of the Company to distribute all patronage sourced earnings in the form of patronage dividends. Earnings before patronage dividends and patronage dividends will normally be the same, except for differences caused by the timing of the recognition of certain items for income tax purposes.

 (B) The form in which patronage dividends are to be distributed can only be determined at the end of each year when the amount distributable to each of the member dealers is known. For the five years ended
     December 31, 1993, patronage dividends were payable as follows:

                                              1993        1992        1991       1990         1989

                                                                (000's omitted)
In cash                                     $25,766     $27,538     $26,864     $26,462     $24,359
In patronage refund certificates payable     12,728      14,598      15,176      13,597      12,310
In Class C Stock                             19,064      20,301      14,841      16,322      15,328
In patronage finanacing deductions            1,465         770         848       1,138       1,131

Total patronage dividends                   $59,023     $63,207     $57,729     $57,519     $53,128


 (C) Numbered notes refer to Notes to Financial Statements, beginning on page F-8.


    Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations



                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

   The Company's ability to generate cash adequate to meet its needs ("liquidity") results from internally generated funds, short-term lines of credit and long-term financings (see Notes 3 and 4 to the financial statements). These sources have been sufficient to finance the Company's seasonal and other working capital requirements and its capital expenditure programs.

   The Company had unused unsecured lines of credit of $69.0 million at December 31, 1993. Any borrowings under these lines of credit would bear interest at the prime rate or less. Long-term financings are arranged as determined necessary to meet the Company's capital or other requirements, with principal amount, timing and form dependent on prevailing debt markets and general economic conditions.

   Capital expenditures for new and improved facilities were $16.3, $34.6 and $37.9 million in 1993, 1992 and 1991, respectively. During 1993, the Company financed the $16.3 million of capital expenditures out of current and accumulated internally generated funds, and short-term and long-term borrowings. 1994 capital expenditures are anticipated to be approximately $30.9 million primarily for improvements to existing facilities.

   As a cooperative, the Company distributes substantially all of its patronage source earnings to its members in the form of patronage dividends, which are deductible for income tax purposes (see headings "Patronage Dividend Determinations And Allocations" and "Federal Tax Treatment of Patronage Dividends"). The 1991 capital gain from the sale and leaseback of the Los Angeles, California facility constitutes nonpatronage-sourced income and is not available for distribution as patronage dividends.

   The Company expects that existing and new internally generated funds, along with established lines of credit and long-term financings, will continue to be sufficient to finance the Company's patronage dividend and capital expenditure programs.


Operations--1993 Compared to 1992

   Net sales increased 7.9% in 1993 primarily due to increases in volume from existing dealers. Sales of basic hardware and paint merchandise (including warehouse, bulletin, and direct shipments) increased 6.8%. Lumber and building material sales experienced a higher percentage increase in 1993. Net dealer outlets decreased as set forth on page 1 as a result of increased sales and marketing efforts with existing dealers and increased competition.

   Gross profit increased $2,829,000 or 1.9% vs. 1992 due primarily to higher net merchandise discounts and allowances. Gross profit decreased as a percent of sales, however, due to reduced handling charges on competitively priced items and shifts in the Company's sales mix.

   Warehouse and distribution expenses decreased by $641,000 or 2.0% due to decreased building rental and facility costs and increased levels of warehousing costs absorbed into cost of sales, partially offset by increased personnel and equipment costs and traffic freight subsidies.

   Selling, general, and administration expenses increased by $5,927,000 or 12.2% due to higher personnel costs and marketing expenses partially offset by higher advertising and retail support income.


   Interest expense increased $1,418,000 in 1993 despite lower interest rates due to increased long-term debt resulting from the financing of planned capital expenditures and increased inventory levels. The use of both short-term borrowings and long-term financing is expected to continue to fund planned capital expenditures (see liquidity and capital resources and Notes 3 and 4 to the financial statements).


Operations--1992 Compared to 1991

   Net sales increased 9.8% in 1992 primarily due to increases in volume from existing dealers. Sales of basic hardware and paint merchandise (including warehouse, bulletin, and direct shipments) increased 6.9%. Lumber and building material sales experienced a higher percentage increase in 1992. Total paint sales increased 12.3%. Net dealer outlets decreased as set forth on page 1 as a result of increased sales and marketing efforts with existing dealers and increased competition.

   Gross profit increased $13,276,000 or 9.9% vs. 1991 but is comparable as a percentage of sales primarily due to higher net merchandise discounts and allowances and a lower LIFO provision partially offset by reduced handling charges as a percent of sales caused by a shift in the sales mix.

   Warehouse and distribution expenses increased by $3,310,000 or 11.4% due to higher personnel costs related to volume increases, increased building rental costs and higher 1992 start-up and closing costs incurred in conjunction with the replacement of a facility.

   Selling, general, and administration expenses increased by $4,013,000 or 9.0% due to higher personnel costs and marketing expenses partially offset by higher advertising income.

   Interest expense increased $1,370,000 in 1992 despite lower interest rates due to increased long and short-term debt resulting from the financing of planned capital expenditures and increased inventory levels. The use of both short-term borrowings and long-term financing is expected to continue to fund planned capital expenditures (see liquidity and capital resources and Notes 3 and 4 to the financial statements).

   Other income, net decreased $2,973,000 in 1992 due primarily to the 1991 gain on the sale of the Los Angeles facility (see Note 11 to the financial statements).


Inflation and Changes in Prices

   The Company's business is not generally governed by contracts that establish prices substantially in advance of the receipt of goods or services. As vendors increase their prices for merchandise supplied to the Company, the Company increases the price to its dealers in an equal amount plus the normal handling charge on such amounts. In the past, these increases have provided adequate gross profit to offset the impact of inflation on operating expenses.


Item 8.  Financial Statements And Supplementary Data

   Financial statements and financial statement schedules covered by the report of the Company's certified public accountants are listed on Page F-1.

   Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosures

   None.

                                    PART III

Item 10.  Directors And Executive Officers Of The Company

   The directors and the executive officers of the Company are:

                                             Position(s) Held
          Name             Age            and Business Experience
   Lawrence R. Bowman       47     Director since February 4, 1991; term
                                   expires 1995; Vice President of Owenhouse
                                   Hardware Co., Inc., Bozeman, Montana

   David F. Hodnik          46     Executive Vice President and Chief
                                   Operating Officer since January, 1994;
                                   Executive Vice President and Treasurer
                                   since January, 1991; Senior Vice President and Treasurer since January, 1988; Vice
                                   President--Finance and Management
                                   Information Systems and Treasurer since
                                   September, 1986; Vice President--Finance and Treasurer from December, 1982.

   Paul M. Ingevaldson      48     Vice President--Corporate Strategy and
                                   International Business since September,
                                   1992; Vice President--Retail Support
                                   Services since August, 1989; Vice
                                   President--Western Region since
                                   September 1, 1988; Vice President--
                                   Distribution since September, 1986;
                                   Vice President--Management Information
                                   Systems from October, 1985; Director of
                                   Data Processing from October, 1982.

   Mark Jeronimus           45     Director since June 3, 1991; term expires
                                   1994; President of Duluth Hardware, Inc.,
                                   Duluth, Minnesota.

   Howard J. Jung           46     Director since June 1, 1987; term expires
                                   1996; Vice President of Ace Hardware &
                                   Home Center, Inc., Raleigh, North Carolina.

   Rita D. Kahle            37     Vice President--Finance since January, 1994;
                                   Vice President--Controller since
                                   January, 1992; Controller from July, 1988.

   John E. Kingrey          50     Director since May 17, 1992; term expires
                                   1996; President of WK&K Corp., Wimberley,
                                   Texas.

   Richard E. Laskowski     52     Chairman of the Board since February 18,
                                   1992 and Director since June 1, 1987;
                                   term expires 1995; President of Ace
                                   Hardware Home Center of Round Lake, Inc.,
                                   Round Lake, Illinois.

   William A. Loftus        55     Senior Vice President--Marketing and
                                   Advertising since September, 1992; Senior
                                   Vice President since January 1, 1991; Vice
                                   President--Retail Support Operations since
                                   August, 1989; Vice President--Eastern
                                   Region since September 1, 1988; Vice
                                   President--Sales since October, 1983;
                                   National Sales Manager from October, 1976.

   Fred J. Neer             54     Vice President--Human Resources since
                                   April, 1989; Director of Human Resources from April, 1986.


   Ray W. Osborne           57     Director since June 6, 1988; term expires
                                   1994; President of Cook & Sons Ace Hardware
                                   Company, Inc., Albertville, Alabama.

   Roger E. Peterson        56     President and Chief Executive Officer (CEO)
                                   since December, 1989; President since
                                   August, 1986; Executive Vice President from
                                   March, 1985; Vice President--Operations
                                   from December, 1982.

   Jon R. Weiss             58     Director since June 4, 1990; term expires
                                   1996; President of John W. Weiss Hardware
                                   Company, Glenview, Illinois.

   Don S. Williams          52     Director since June 6, 1988; term expires
                                   1994; President of Williams Lumber, Inc.,
                                   Rhinebeck, New York.

   James R. Williams        46     Director since June 5, 1989; term expires
                                   1995; Vice-President of Williams Ace
                                   Hardware, Inc., Wichita, Kansas.

   Gary R. Meyer whose term was to have expired in 1994, resigned from the Board of Directors for personal reasons in November, 1993 and no successor has yet been elected for the balance of his term.

   The By-laws of the Company provide that its Board of Directors shall be comprised of such number of persons, not less than 9, as shall be fixed from time to time by the Board of Directors. The By-laws also provide for three classes of directors who are to be elected for staggered 3-year terms.

   The By-laws provide that, except for one position on the Board which may, at the discretion of the directors, be filled by the President of the Company, no person is eligible to serve as a director unless such person is either the owner of a retail business organization holding stock in the Company or an executive officer, general partner or general manager of such a retail business organization. Such directors are referred to as "dealer directors", and are elected from geographic regions of the United States established by the Board.

   In accordance with the applicable procedure established by the By-laws, the following directors have been selected as nominees for reelection at the annual stockholders meeting to be held on June 6, 1994, as directors of the classes, from the regions, and for terms as indicated below:


Nominee                                    Class    Region     Term

Don S. Williams                            First       1      3 years
Ray W. Osborne                             First       3      3 years
Mark Jeronimus                             First       9      3 years

   The person named below has been selected as the nominee for election to the Board for the first time at the 1994 annual meeting as director of the class, from the region, and for the term indicated.


Nominee                              Age   Class    Region     Term

Jennifer Anderson                    43    First       8      3 years

   Reference should be made to Article IV of the By-laws for information concerning the qualifications required for membership on the Board of Directors, the terms of directors, the limitations on the total period of time for which a director may hold office, the procedure established for the designation of Nominating Committees to select certain persons as nominees for election to the Board of Directors, and the procedure for filling vacancies on the Board for the remaining portion of unexpired terms.

   None of the events described under Item 401(f) of Regulation S-K occurred during the past 5 years with respect to any director of the Registrant, any nominee for membership on the Board of Directors of the Registrant or any executive or staff officer of the Registrant.


Item 11. Executive Compensation

   The following information is set forth with respect to the cash compensation paid by the Company to each of the five highest paid executive officers of the Company whose cash compensation exceeded $100,000, for services rendered by them in all capacities to the Company and its subsidiaries during the fiscal year ended December 31, 1993 and the two previous fiscal years:

                                                SUMMARY COMPENSATION TABLE


                                                                                                 Long-Term
                                                    Annual Compensation                        Compensation
                                                                            (2)
       Name                                                                Other                            (4)
       and                                                                 Annual            (3)          All Other
    Principal                                                 (1)         Compen-        Long-Term        Compen-
    Position                    Year         Salary ($)     Bonus ($)     sation ($)     Payouts ($)      sation ($)
Roger E. Peterson               1993         $670,000       $100,000       $19,001         $  --           $139,598
President and Chief             1992          635,000          --           17,174            --            115,758
Executive Officer (CEO)         1991          600,000          --             --              --               --

David F. Hodnik                 1993          328,000         50,840        14,794          15,500           75,210
Executive Vice President        1992          312,000         49,920        13,929            --             66,943
and Chief Operating Officer     1991          295,000         48,675          --              --               --

William A. Loftus               1993          250,000         37,500        32,881          12,000           61,560
Senior Vice President-          1992          240,000         24,000        16,447            --             51,918
Marketing & Advertising         1991          230,000         36,800          --              --               --

Paul M. Ingevaldson             1993          222,000         31,080        23,915          10,700           53,457
Vice President-                 1992          212,000         30,740         9,584            --             46,522
Corporate Strategy and          1991          201,000         32,160          --              --               --
International Business

Fred J. Neer                    1993          157,000         17,490         5,760           7,500           37,361
Vice President-                 1992          148,000         18,531         6,459            --             33,222
Human Resources                 1991          141,000         16,243          --              --               --



(1) The Incentive Compensation Plan covers each of the executive officers (except Mr. Peterson). The bonus amounts awarded to participants in the Plan are determined in accordance with individual performance and achievement of corporate goals. For 1991 to 1993, the maximum incentive award for each of Messrs. Hodnik, Loftus and Ingevaldson was 18% of their respective annual salaries and for other executive officers was 15% of their annual salary for the short-term incentive awards. The short-term bonus award becomes payable to each participant as early as practicable after the end of the fiscal year. The 1993 bonus amount for Mr. Peterson was a one time incentive award as described in the Compensation
     Committee Report. For 1994, the maximum short-term incentive award for each executive officer is 20% of their respective salary.


(2) The Company provides automobiles and prior to 1993 provided club memberships to certain of its executive officers. The Company requires them to maintain records with respect to any business automobile use. Such officers pay, both directly and by reimbursement to the Company, personal automobile expenses and personal charges at clubs. The compensation table set forth above includes the value of these items and such value for any officer did not exceed the lesser of $25,000 or 10% of the compensation reported for him in said table.

(3) Includes the long-term incentive award under the Incentive Compensation Plan paid in 1993. The long-term executive award is based on corporate performance over a three year time frame. The maximum long-term incentive award for Messrs. Hodnik, Loftus, Ingevaldson, and Neer and other executive officers is 8.7% of their respective average 3 year annual salaries. The long term incentive award is determined and becomes payable to each participant as early as practicable each year if the participant is still employed by the Company on the preceding 31st of December.

(4)  Includes compensation for the Executive Supplemental Benefit Plan
     (ESBP), contributions to the Company's Profit Sharing Plan which has been in existence since January 1,1953, and contributions to the Company's Retirement Benefits Replacement Plan.

     The Board of Directors adopted the Executive Supplemental Benefit Plan
     (ESBP) in 1991. ESBP provides supplemental life insurance through a universal life insurance policy, supplemental long-term disability and supplemental retirement benefits to the executive officers. Under the supplemental retirement benefits portion of ESBP a formula equal to .02 of 1% of the total corporate annual Patronage Dividend times the number of executive officers participating determines the total annual supplemental retirement benefits under ESBP. This total sum for all executive officers allocated to the supplemental retirement benefits portion of ESBP cannot exceed $200,000 in any year. The sum is allocated, by tier, to the executive officers and placed in the cash value portion of each participant's variable annuity insurance policy as soon as practicable in each subsequent year. During the year 1993, total contributions were $14,365 for Messrs. Peterson, Hodnik and Ingevaldson and $11,485 for Mr. Neer.

     All active employees are eligible to participate in the Company's profit sharing plan after one year of service but those active employees covered by a collective bargaining agreement regarding retirement benefits which were the subject of good faith bargaining are not eligible if such agreement does not include them in the plan. For the year 1993, the Company contributed 10.9% of each participant's eligible compensation to the Plan. During the year 1993, $25,707 was expensed by the Company pursuant to the Plan for Messrs. Peterson, Hodnik, Loftus and Ingevaldson and $21,896 for Mr. Neer.

     The Company has also established a Retirement Benefits Replacement
     Plan covering Messrs. Peterson, Hodnik, Loftus and Ingevaldson. Effective January 1, 1994, the plan will cover all executive officers of the Company. This is an unfunded Plan under which the participants therein are eligible to receive retirement benefits equal to the amounts by which the benefits they would otherwise have been entitled to receive under the Company's Profit Sharing Plan may be reduced by reason of the limitations on contributions and benefits imposed by any current or future provisions of the U.S. Internal Revenue Code or other federal legislation. During the year 1993, amounts expensed by the Company pursuant to the Plan were $94,253 for Mr. Peterson, $31,517 for Mr. Hodnik, $17,413 for Mr. Loftus, and $9,792 for Mr. Ingevaldson.

(5) As a cooperative whereby all stockholders are member dealers, the Company does not grant or issue stock awards of any kind.

     Messrs. Peterson, Hodnik, Loftus and Ingevaldson are employed under contracts, each dated October, 1992 for respective terms of two years, terminating December 31, 1994. The contracts provide for annual compensation effective January 1, 1994 of $800,000, $350,000, $260,000, and $232,000,
respectively or such increased amount, if any, as shall be approved by the Board of Directors.

   The Company also maintains a Pension Plan which has been in existence since December 31, 1970. All active employees are eligible to participate in this Plan on the first January 1 that they are working for the Company but those active employees covered by a collective bargaining agreement regarding which retirement benefits were the subject of good faith bargaining are not eligible if such agreement does not include them in the plan. The Plan provides benefits at retirement at or after age 65 determined under a formula which takes into account 60% of a participant's average base pay (including overtime) during the 5 highest consecutive calendar years of his employment and his years of service prior to age 65, and under which an offset is applied for the straight life annuity equivalent of the vested portion of the participant in the amount of benefits provided for him by the Company under the Profit Sharing Plan.

   Examples of yearly benefits provided by the Pension Plan (prior to reduction by the Profit Sharing Plan offset) are as follows:

                                         Years of Service
    Remuneration            10        15       20        25     30 or more

    $200,000             $40,000   $60,000   $80,000   $90,000   $112,221
     150,000              30,000    45,000    60,000    75,000     90,000
     100,000              20,000    30,000    40,000    50,000     60,000
      50,000              10,000    15,000    20,000    25,000     30,000


   The amounts shown above represent straight life annuity amounts.
Maximum benefits from the Pension Plan are attained after 30 years of service and attainment of age 65. The compensation covered by the Pension Plan consists of base compensation (exclusive of bonuses and non-recurring salary or wage payments) and shall not exceed $235,840 of such total remuneration paid to a participant during any plan year. Remuneration and yearly benefits under the Plan are limited, and subject to adjustment, under Sections 415(d) and 401(a)17 of the U.S. Internal Revenue Code. The present credited years of service under the Pension Plan for the currently employed executive officers named in the compensation table are as follows:
Roger E. Peterson--17 years; David F. Hodnik--21 years; William A. Loftus--17 years; Paul M. Ingevaldson--14 years; Fred J. Neer--7 years.


Compensation Committee Report

   The corporation's Executive Compensation philosophy is one that supports the Company's fundamental business strategies. Like our dealers, we stress long term measured results, focus on teamwork, accepting prudent risks, and are strongly committed to fulfilling dealer/consumer needs.

   Our compensation program reflects a policy of competitive performance based pay. Our competitors for Human Resources include publicly owned for profit retail corporations, privately owned for profit retail enterprises, and other national cooperatives. Each of these comparative groupings has quite a different compensation practice/philosophy. Therefore, our orientation is to be cognizant of their respective practices and pay levels, but to give greater emphasis to that which supports the needs of our dealer network.

   The Compensation Committee is in the process of changing the compensation mix to one which stresses the provision of more significant performance based incentives, particularly long term. 1993 salary increases for executive officers averaged 5.3% per eligible executive. Annual and long term incentive opportunities for 1993 were maintained at previous levels while both programs were increased beginning in 1994.

   The Committee has agreed, in principle to more substantive changes to the existing long term incentive plan. This involves selecting appropriate long term performance criteria; possibly stretching the performance period to a time frame greater than its current three year time frame, or obligating plan eligible participants to a minimum of three to five years service from date of performance award. We expect to complete these plan redesign changes in early 1994.

   As it relates to the President/CEO compensation, the Committee in the past has relied on providing the President/CEO with a base salary without either annual or long term incentives. The Committee's primary rationale for this was to allow the President/CEO to make objective recommendations pertaining to incentive eligible officers without the incumbrance of a personal stake associated with the same performance criteria. This too is under review and likely to change, so as to ensure the long term commitment of the President/CEO position to the longer term interest of our dealer network.

   The Committee also concluded that the corporation's performance results for 1993 were of such a significant milestone that a special one time incentive award to the President/CEO of $100,000 was granted. This was warranted based upon total sales exceeding $2 billion and distribution of a total patronage dividend of $59 million. Both represented excellent results for the company. The Compensation Committee approved a 19.4% salary increase for the President/CEO to take effect January 1, 1994. This was based upon comparison of CEO cash compensation at competitor enterprises and a desire to maintain Mr. Peterson's salary at a level consistent with his long-term contribution to the success of Ace and its over 4,900 retailers.

   The Committee also reviews the executive benefits provided to either the CEO and other senior executives. Country club memberships previously granted to some officers have been eliminated, except for the President/CEO and Chief Operating Officer.


Compensation of Directors

   Effective January 1, 1993, and January 1, 1994, each member of the
Board of Directors receives a fee of $2,300 and $2,500 per month, respectively, for their services. Effective as of the foregoing dates, Mr. Laskowski is paid a total annual fee of $80,000 and $100,000 per year, respectively, in his capacity as Chairman of the Board. Under a Deferred Director Fee Plan adopted by the Board, each director may elect to defer payment of 10% to 100% of his monthly director's fee, in 10% increments, until whichever of the following dates shall be selected by him at the time he makes such deferral election: (a) the first day of the month coinciding with or next following his 70th birthday or (b) the first day of the month coinciding with or next following such director's final day of service as a director, or (c) the first day of the month coinciding with or next following such director's 75th birthday, or (d) the first day of the month coinciding with or next following the date designated, which date must be after the date of the deferred election.

   Each member of the Board is also reimbursed for the amount of the travel and lodging expenses incurred by him in attending meetings of the Board and of the Committees of the Board. The expenses incurred by them in attending the semi-annual conventions and exhibits which the Company sponsors are also paid by the Company. Each member of the Board is also paid $200.00 per diem compensation for special committee meetings and nominating committee regional trips which he attends.


Item 12.  Security Ownership Of Certain Beneficial Owners And Management

   With the exception of Mr. Laskowski, no shares of the Company's stock were held by any of its officers. No person owns of record or is known by the Company to own beneficially more than five percent of the outstanding voting securities of the Company.

   The following table sets forth the shares of Class B Stock and Class C Stock of the Company held beneficially, directly or indirectly, by each director owning such shares, individually itemized, and by all officers and directors as a group, as of February 28, 1994:



                                 Class B Stock Owned       Class C Stock Owned
                                 Number      Percent       Number      Percent
                               of Shares    of Class     of Shares    of Class
    Lawrence R. Bowman             4          0.118%       1,176        0.077%
    Mark Jeronimus                --           --            730        0.048
    Howard J. Jung                --           --          3,261        0.214
    John E. Kingrey                4          0.118          680        0.045
    Richard E. Laskowski           4          0.118       10,213        0.670
    Ray W. Osborne                 4          0.118          705        0.046
    Jon R. Weiss                   4          0.118        2,037        0.134
    Don S. Williams               --           --          2,529        0.166
    James R. Williams              4          0.118          671        0.044

    All above directors and
        officers as a group       24          0.708%      22,002        1.444%

   There are no known contractual arrangements nor any pledge of securities of the Company which may at a subsequent date result in a change in control of the Company.


Item 13.  Certain Relationships And Related Transactions

   No director, director nominee, executive officer, security holder who is known to the Registrant to own of record or beneficially more than five percent of any class of the Registrant's voting securities, or any member of the immediate family of any of the foregoing persons, had during the last fiscal year or is currently proposed to have any material interest, direct or indirect, in any transaction in which the amount involved exceeds $60,000.00 and to which the Registrant was or is to be a party, except that each of the directors and director nominees, purchased merchandise and services from the Registrant in the ordinary course of business on behalf of the retail hardware businesses in which they have ownership interests. None of such persons received benefits not shared by other hardware retailers supplied by the Registrant.

   No director or director nominee has had any business relationship which is required to be disclosed pursuant to Item 404(b) of Regulation S-K of the Securities and Exchange Commission, during the Registrant's last fiscal year nor is any such relationship proposed during the Registrant's current fiscal year.

   No director, director nominee, executive officer, any member of the immediate family of any of the foregoing, or any corporation or organization of which any of the foregoing is an executive officer, partner, or, directly or indirectly, the beneficial owner of ten percent or more of any class of equity securities, or any trust or other estate in which any of the foregoing has a substantial beneficial interest or as to which such person serves as a trustee or in a similar capacity, has been indebted to the Registrant or its subsidiaries at any time since the beginning of the Registrant's last fiscal year in an amount in excess of $60,000.00, except for indebtedness incurred in connection with purchases of merchandise and services made from the Registrant in the ordinary course of business by the retail hardware businesses in which the directors and director nominees have ownership interest.


                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules And Reports On Form 8-K.

    (a)  1.  Financial Statements
             The financial statements listed in the accompanying index (page F-1) to the financial statements are filed as part of this annual report.

         2.  Financial Statement Schedules
             The financial statement schedules listed in the accompanying index (page F-1) to the financial statements are filed as part of this annual report.

          3. Exhibits
             The exhibits listed on the accompanying index to exhibits
             (pages E-1 through E-5) are filed as part of this annual report.

    (b)   Reports on Form 8-K

             None.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               ACE HARDWARE CORPORATION

                                               By    RICHARD E. LASKOWSKI
                                                     Richard E. Laskowski
                                            Chairman of the Board and Director

DATED: March 23, 1994

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                   Title                            Date

  RICHARD E. LASKOWSKI      Chairman of the Board            March 23,1994
  Richard E. Laskowski        and Director


   ROGER E. PETERSON        President and Chief              March 23, 1994
   Roger E. Peterson          Executive Officer


    DAVID F. HODNIK         Executive Vice President         March 23, 1994
    David F. Hodnik           and Chief Operating Officer


     RITA D. KAHLE          Vice President-Finance           March 23, 1994
     Rita D. Kahle            (Principal Financial Officer)

Lawrence R. Bowman, Mark Jeronimus,       Directors
Howard J. Jung, John E. Kingrey,
Ray W. Osborne, Don S. Williams,
Jon R. Weiss and James R. Williams


 *By    DAVID F. HODNIK
        David F. Hodnik


 *By    RITA D. KAHLE                                        March 23, 1994
        Rita D. Kahle

*Attorneys-in-fact

Item 14(a).  Index To Financial Statements And Financial Statement Schedules

                                                                      Page(s)
Independent Auditors' Report                                           F-2

Balance Sheets at December 31, 1993 and 1992                           F-3
Statements of Earnings for each of the three years in the period
    ended December 31, 1993                                            F-5

Statements of Member Dealers' Equity for each of the three years in
   the period ended December 31, 1993                                  F-6

Statements of Cash Flows for each of the three years in the period
    ended December 31, 1993                                            F-7

Notes to Financial Statements                                          F-8

Financial Statement Schedules for each of the three years in the period ended December 31, 1993:

        V--Property, plant and equipment                               F-16

       VI--Accumulated depreciation and amortization of property,
           plant and equipment                                         F-17

     VIII--Valuation and qualifying accounts -- Allowance for
           doubtful accounts                                           F-18

    All other schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or the required information is included in the financial statements or the notes thereto.


                      INDEPENDENT AUDITORS' REPORT


The Board of Directors
Ace Hardware Corporation:

    We have audited the balance sheets of Ace Hardware Corporation as of December 31, 1993 and 1992, and the related statements of earnings, member dealers' equity, and cash flows for each of the years in the three-year period ended December 31, 1993. In connection with our audits of the financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ace Hardware Corporation at December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                             KPMG PEAT MARWICK
Chicago, Illinois
January 31, 1994


                                        ACE HARDWARE CORPORATION

                                             BALANCE SHEEET

                                       December 31, 1993 and 1992


                                                ASSETS



                                                                    1993             1992
                                                                       (000's omitted)
Current assets:
  Cash                                                           $   4,142         $   2,144
  Receivables:

    Dealers                                                        183,493           170,137
    Others                                                          29,831            24,287

                                                                   213,324           194,424
    Less Allowance for doubtful receivables                           (720)             (700)

        Net receivables                                            212,604           193,724


  Inventories (Note 2)                                             263,576           213,477
  Prepaid expenses and other current assets                          6,869             6,517

        Total current assets                                       487,191           415,862


Property and equipment (Notes 4 and 9):
  Land                                                              13,673            13,673
  Buildings and improvements                                       131,794           128,838
  Warehouse equipment                                               47,146            48,840
  Office equipment                                                  48,842            42,171
  Manufacturing equipment                                           12,012            11,783
  Transportation equipment                                          12,508            11,414
  Leasehold improvements                                             6,553             6,495
  Construction in progress                                           2,319               120

                                                                   274,847           263,334

  Less accumulated depreciation and amortization                  (108,710)          (96,689)

        Net property and equipment                                 166,137           166,645

  Other assets                                                      14,160            12,169

                                                                 $ 667,488         $ 594,676


                                  See accompanying notes to financial statements.

                                        ACE HARDWARE CORPORATION

                                             BALANCE SHEETS
                                       December 31, 1993 and 1992


                                 LIABILITIES AND MEMBER DEALERS' EQUITY


                                                                     1993              1992
                                                                         (000's omitted)
Current Liabilities:
  Current installments of long-term debt (Note 4)                $   10,707        $    1,389

  Short-term borrowings (Note 3)                                     38,500            56,000

  Accounts payable                                                  234,190           181,105

  Patronage dividends payable in cash (Note 5)                       25,766            27,538

  Patronage refund certificates payable (Note 5)                     11,059            17,198

  Accrued expenses                                                   33,682            28,680

        Total current liabilities                                   353,904           311,910


Long-term debt (Note 4)                                              71,286            51,696


Patronage refund certificates payable (Note 5)                       56,270            55,389


Member dealers' equity (Notes 5 and 8):

  Class A Stock of $1,000 par value                                   3,946             4,060

  Class B Stock of $1,000 par value                                   6,499             6,499

  Class C Stock of $100 par value                                   153,155           139,014

  Class C Stock of $100 par value, issuable to dealers for
     patronage dividends                                             19,064            20,301

  Additional stock subscribed, net                                      613               797

  Retained earnings                                                   5,622             7,553

  Contributed capital                                                 3,295             3,295

                                                                    192,194           181,519

  Less:  Treasury stock, at cost                                     (6,166)           (5,838)

        Total member dealers' equity                                186,028           175,681


Commitments (Notes 6 and 9)                                             --                --

                                                                 $  667,488        $  594,676


                                 See accompanying notes to financial statements.

                                            ACE HARDWARE CORPORATION



                                             STATEMENTS OF EARNINGS



                                                                        Year Ended December 31,
                                                             1993                1992              1991
                                                                           (000's omitted)
Net sales                                                $ 2,017,763         $ 1,870,625        $ 1,704,203

Cost of sales                                              1,867,326           1,723,017          1,569,871

        Gross Profit                                         150,437             147,608            134,332


Operating expenses:

   Warehouse and distribution                                 31,650              32,291             28,981

   Selling, general and administration                        54,378              48,451             44,438

        Total operating expenses                              86,028              80,742             73,419

        Operating income                                      64,409              66,866             60,913

   Interest expense (Note 11)                                 (9,798)             (8,380)            (7,010)

   Other income, net (Note 11)                                 2,481               2,281              5,254

        Earnings before patronage dividends                   57,092              60,767             59,157


   Patronage dividends                                        59,023              63,207             57,729


        Net earnings                                     $    (1,931)        $    (2,440)       $     1,428


                                See accompanying notes to financial statements.


                                       ACE HARDWARE CORPORATION


                                 STATEMENTS OF MEMBER DEALERS' EQUITY

                                  Three Years Ended December 31, 1993

                                            (000's omitted)

                                                                                        Class C
                                                                                         Stock
                                                                                      Issuable to
                                                                                      Dealers for   Additional
                                              Class A       Class B       Class C      Patronage      Stock
                                               Stock         Stock         Stock       Dividends   Subscribed*
Balance at December 31, 1990                 $ 4,244       $ 6,499     $ 119,496      $  16,322        $ 1,308

   Earnings before patronage dividends           --            --            --             --             --

   Net payments on subscriptions                 --            --            --             --           1,526

   Stock issued                                  287           --         17,800        (16,322)        (1,765)

   Stock repurchased                             --            --            --             --             --

   Stock retired                                (366)          --         (7,213)           --             --

   Stock issuable as patronage dividends         --            --            --          14,841            --

   Patronage dividends payable                   --            --            --             --             --

Balance at December 31, 1991                 $ 4,165       $ 6,499     $ 130,083      $  14,841        $ 1,069

   Earnings before patronage dividends           --            --            --             --             --

   Net payments on subscriptions                 --            --            --             --           1,302

   Stock issued                                  224           --         16,191        (14,841)        (1,574)

   Stock repurchased                             --            --            --             --             --

   Stock retired                                (329)          --         (7,260)           --             --

   Stock issuable as patronage dividends         --            --            --          20,301            --

   Patronage dividends payable                   --            --            --             --             --

Balance at December 31, 1992                 $ 4,060       $ 6,499     $ 139,014      $  20,301        $   797

   Earnings before patronage dividends           --            --            --             --             --

   Net payments on subscriptions                 --            --            --             --           1,049

   Stock issued                                  157           --         21,377        (20,301)        (1,233)

   Stock repurchased                             --            --            --             --             --

   Stock retired                                (271)          --         (7,236)           --             --

   Stock issuable as patronage dividends         --            --            --          19,064            --

   Patronage dividends payable                   --            --            --             --             --

Balance at December 31, 1993                 $ 3,946       $ 6,499     $ 153,155      $  19,064        $   613

           * Additional stock subscribed is comprised of the following amounts at December 31, 1991, 1992 and 1993:

                                                              1991        1992        1993
                           Class A Stock . . . . . . . . .   $  219      $  185      $  223
                           Class B Stock . . . . . . . . .      --          --          --
                           Class C Stock . . . . . . . . .    2,876       2,184       1,952

                                                              3,095       2,369       2,175
                           Less unpaid portion . . . . . .    2,026       1,572       1,562

                                                             $1,069      $  797      $  613



                                              Retained       Contributed        Treasury
                                              Earnings         Capital           Stock            Total
Balance at December 31, 1990                 $  8,565         $ 3,295         $ (5,166)        $ 154,563

   Earnings before patronage dividends         59,157             --               --             59,157

   Net payments on subscriptions                  --              --               --              1,526

   Stock issued                                   --              --               --                --

   Stock repurchased                              --              --            (7,947)           (7,947)

   Stock retired                                  --              --             7,579               --

   Stock issuable as patronage dividends          --              --               --             14,841

   Patronage dividends payable                (57,729)            --               --            (57,729)

Balance at December 31, 1991                 $  9,993         $ 3,295         $ (5,534)        $ 164,411

  Earnings before patronage dividends          60,767             --               --             60,767

  Net payments on subscriptions                   --              --               --              1,302

  Stock issued                                    --              --               --                --

  Stock repurchased                               --              --            (7,893)           (7,893)

  Stock retired                                   --              --             7,589               --

  Stock issuable as patronage dividends           --              --               --             20,301

  Patronage dividends payable                 (63,207)            --               --            (63,207)

Balance at December 31, 1992                 $  7,553         $ 3,295         $ (5,838)        $ 175,681

  Earnings before patronage dividends          57,092             --               --             57,092

  Net payments on subscriptions                   --              --               --              1,049

  Stock issued                                    --              --               --                --

  Stock repurchased                               --              --            (7,835)           (7,835)

  Stock retired                                   --              --             7,507               --

  Stock issuable as patronage dividends           --              --               --             19,064

  Patronage dividends payable                 (59,023)            --               --            (59,023)

Balance at December 31, 1993                 $  5,622         $ 3,295        $  (6,166)        $ 186,028



                                See accompanying notes to financial statements.

                                                  ACE HARDWARE CORPORATION


                                                  STATEMENTS OF CASH FLOWS





                                                                                   Year Ended December 31,
                                                                                       (000's omitted)
Operating Activities:                                                     1993               1992                1991
Earnings before patronage dividends                                    $ 57,092           $ 60,767            $ 59,157

Patronage dividends                                                     (59,023)           (63,207)            (57,729)

   Net Earnings                                                          (1,931)            (2,440)              1,428


Adjustments to reconcile net earnings to net cash provided by operating activities:

   Depreciation                                                          16,156             14,817              13,086

   Loss (Gain) on sale of property and equipment                            460                507              (3,880)

   Changes in operating assets and liabilities:

        Increase in accounts receivable, net                            (18,880)           (32,783)             (9,002)

        Increase in inventories                                         (50,099)            (2,091)            (34,571)

        Increase in prepaids and other current assets                      (352)              (632)               (235)

        Increase (Decrease) in accounts payable and accrued expenses     58,087             (2,237)              1,202

        Net Cash Provided by (Used for) Operating Activities              3,441            (24,859)            (31,972)


Investing Activities:

   Purchase of property, plant and equipment                            (16,346)           (34,582)            (37,851)

   Proceeds from sale of property and equipment                             238                 83              10,878

   Increase in other assets                                              (1,991)            (3,831)             (1,202)

        Net Cash Used in Investing Activities                           (18,099)           (38,330)            (28,175)


Financing Activities:
   (Payments of) Proceeds from short-term borrowings                    (17,500)            34,000              21,000

   Proceeds from Notes Payable                                           30,000             20,000              27,000

   Principal payments on long-term debt and patronage
        refund certificates                                             (19,078)           (24,582)            (12,875)

   Patronage dividends payable in cash                                   25,766             27,538              26,864

   Patronage refund certificates                                         12,728             14,598              15,176

   Class C stock issuable to dealers for patronage dividends             19,064             20,301              14,841

   Proceeds from sale of common stock                                     1,049              1,302               1,526

   Repurchase of common stock                                            (7,835)            (7,893)             (7,947)

   Payment of cash portion of patronage dividend                        (27,538)           (26,864)            (26,462)

        Net Cash Provided by Financing Activities                        16,656             58,400              59,123

Increase (Decrease) in Cash and Cash Equivalents                          1,998             (4,789)             (1,024)

Cash and Cash Equivalents at beginning of year                            2,144              6,933               7,957

        Cash and Cash Equivalents at end of year                       $  4,142          $   2,144           $   6,933



                                See accompanying notes to financial statements.

                           ACE HARDWARE CORPORATION

                        NOTES TO FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

    (a)  The Company and Its Business
    The Company operates as a wholesaler of hardware and related products, and manufactures paint products. As a dealer-owned cooperative, the Company distributes substantially all of its earnings in the form of patronage dividends to its member dealers based on their volume of merchandise purchases.

    (b)  Cash Equivalents
    The Company considers all highly liquid investments with an original maturity of one month or less when purchased to be cash equivalents.

    (c)  Receivables
    Receivables from dealers include amounts due from the sale of merchandise and special equipment used in the operations of dealers' businesses. Other receivables are principally amounts due from suppliers for promotional and advertising allowances.

    (d)  Inventories
    Inventories are valued at the lower of cost or net realizable value. Cost is determined using the last-in, first-out method on substantially all inventories.

    (e)  Property and Equipment
    Property and equipment are stated at cost less accumulated depreciation and amortization. Expenditures for maintenance, repairs and renewals of relatively minor items generally are charged to earnings. Significant improvements or renewals are capitalized.

    Depreciation expense is computed on both straight-line and accelerated methods based on estimated useful lives as follows:

                                        Useful Life           Principal
                                           Years         Depreciation Method

        Buildings and improvements         10-40            Straight line
        Warehouse equipment                 5-10            Sum of years
        Office equipment                    3-10            Various
        Manufacturing equipment             3-20            Straight line
        Transportation equipment            3-7             Straight line

    Leasehold improvements are generally amortized on a straight-line basis over the term of the respective leases.

    (f)  Retirement Plans
    The Company has retirement plans covering substantially all non-union employees. Costs with respect to the noncontributory pension plans are determined actuarially and consist of current costs and amounts to amortize prior service costs and unrecognized gains and losses. The Company contribution under the profit sharing plan is determined annually by the Board of Directors.

(2) Inventories

    Inventories consist primarily of merchandise inventories. Substantially all of the Company's inventory is valued on the last-in, first-out (LIFO) method; the excess of replacement cost over the LIFO value of inventory was approximately $63,615,000 and $60,806,000 at December 31, 1993 and 1992,
respectively. Indirect costs, consisting primarily of warehousing costs, are absorbed as inventory costs rather than period costs.


(3) Short-Term Borrowings

    Short-term borrowings were utilized during 1993 and 1992. The maximum amount outstanding at any month-end during the period was $91,000,000 in 1993 and $69,000,000 in 1992. The weighted average interest rate was 3.56%, 4.1%, and 6.28% for the years ended December 31, 1993, 1992 and 1991, respectively. Short term borrowings outstanding as of December 31, 1993, 1992 and 1991 were $38,500,000, $56,000,000 and $22,000,000, respectively.
The aggregate unused line of credit available at December 31, 1993, 1992 and 1991 was $69,000,000, $41,500,000 and $54,500,000, respectively. The aggregate compensating balances (not legally restricted) at December 31, 1993, 1992 and 1991 were $600,000, $850,000 and $664,000, respectively.


(4) Long-Term Debt

    Long-term debt is comprised of the following:

                                                                                        December 31,
                                                                                   1993              1992
                                                                                      (000's omitted)
Industrial Development Revenue and Variable Rate Bonds:

    $125,000 payable quarterly through December 1, 1996 with interest
      at 65% of the prime rate                                                     $  1,500          $  2,000
    $8,250,000 due on February 1, 1994 with interest payable monthly beginning September 1, 1988 at variable rates ranging from 1.95%
      to 4.95%                                                                        8,250             8,250

Notes Payable:
    $20,000,000 due in quarterly installments of $540,500, commencing
      July 1, 1994 with interest payable quarterly beginning January 1,
      1992 at a fixed rate of 8.74%                                                  20,000            20,000

    $20,000,000 due in quarterly installments of $952,400, commencing
      January 1, 1995 with interest payable quarterly beginning October
      1, 1992 at a fixed rate of 6.89%                                               20,000            20,000

    $30,000,000 due in semi-annual installments of $2,000,000, commencing June 22, 2001 with interest payable quarterly
      beginning December 22, 1993 at a fixed rate of 6.47%                           30,000                --
Liability under capitalized leases (see Note 9)                                       1,197             1,632

Installment notes with maturities through 1997 with various interest
      rates                                                                           1,046             1,203
                                                                                     81,993            53,085

Less current installments                                                            10,707             1,389

                                                                                  $  71,286         $  51,696

    Prime interest rates in effect were 6.0% in 1993 and ranged from 6.0% to 6.5% in 1992.

    Aggregate maturities of long-term debt are $10,707,000, $7,283,000, $6,965,000, $6,034,000 and $5,972,000 in 1994 through 1998, respectively.
Under the most restrictive covenants of the loan agreements the Company must not permit its working capital to be less than $33,000,000 and maintain current assets of at least 110% of current liabilities.

    The fair value of the Company's debt based upon discounting of future cash flows did not materially vary from the carrying value of such debt as of December 31, 1993.


(5) Patronage Dividends and Refund Certificates Payable

    The Company operates as a cooperative organization and has paid or will pay patronage dividends to member dealers on the portion of earnings derived from business done with such dealers. Patronage dividends are allocated in proportion to the volume of purchases by member dealers during the period. For the years ended December 31, 1993 and 1992, the amount of patronage dividends to be remitted in cash depends upon the level of dividends earned by each member outlet, varying from 20% on the total dividends under $5,000 and increasing by 5% on total dividends for each subsequent $2,500 earned to a maximum of 40% on total dividends exceeding $12,500. For the year ended December 31, 1991, the amount of patronage dividends to be remitted in cash depended upon the level of dividends earned by each member outlet, varying from 20% on the total dividends under $2,000 and increasing by 5% on total dividends for each subsequent $1,000 earned to a maximum of 40% on total dividends exceeding $5,000. All amounts exceeding the cash portions, as defined above, will be distributed in the form of Class C $100 par value stock, to a maximum based upon the current year's purchase volume or $20,000 ($10,000 in 1991), whichever is greater, and thereafter in a combination of additional cash and patronage refund certificates having maturity dates and bearing interest as determined by the Board of Directors. A portion of the dealer's annual patronage dividends distributed under the above plan in a form other than cash can be applied toward payment of principal and interest on any balances outstanding for approved exterior signage and in 1994 toward the payment of principal and interest on any outstanding computer equipments financing.

    The patronage dividend composition for 1993, 1992 and 1991 follows:


                       Subordinated     Class          Patronage       Total
          Cash            Refund          C            Financing      Patronage
          Portion      Certificates     Stock          Deductions     Dividends

                                                    (000's omitted)
1993     $25,766          $12,728      $19,064        $1,465          $59,023
1992      27,538           14,598       20,301           770           63,207
1991      26,864           15,176       14,841           848           57,729

     Patronage dividends are allocated on a calandar year basis with issuance in the following year.

     The patronage refund certificates outstanding at December 31, 1993 are payable as follows:

                                                                            Interest
              January 1,                                  Amount              Rate
                                                      (000's omitted)
                1994                                       $ 1,120             7.5 %
                1995                                        11,292             7.0
                1996                                        13,041             7.0
                1997                                        14,764             6.25
                1998                                        14,384             6.0
                1999                                        12,728             6.0


    On January 1, 1993 the Company prepaid a portion of the patronage refund certificates payable on January 1, 1994. The remaining patronage refund certificates payable on January 1, 1994 and a portion of the patronage refund certificates payable on January 1, 1995 will be paid in January 1994 and accordingly, are classified as current liabilities in the accompanying December 31, 1993 balance sheet.


(6) Retirement Plans

    The Company has defined benefit pension plans covering substantially all non-union employees. Benefits are based on years of service, highest average compensation (as defined) and the related profit sharing and primary social security benefit. Contributions to the plan are based on the Entry Age Normal, Frozen Initial Liability actuarial funding method and are limited to amounts that are currently deductible for tax reporting purposes. As of December 31, 1993, plan assets were held primarily in group annuity and guaranteed interest contracts, equities and mutual funds.


    Pension income for the years 1993, 1992 and 1991 included the following components:

                                                           1993             1992              1991
                                                                        (000's omitted)
       Service cost - benefits earned during the period    $   292          $   338           $  372
       Interest cost on projected benefit obligation           752              722              602
       Actual return on plan assets                         (1,104)            (975)          (1,120)
       Net amortization and deferral                          (169)            (313)            (233)

       Net periodic pension income                         $  (229)         $  (228)          $ (379)


    The following table sets forth the funded status of the plans and amounts recognized in the Company's Balance Sheet at December 31, 1993 and 1992 (September 30th measurement date):

                                                                              1993              1992
                                                                                 (000's omitted)
       Accumulated benefit obligation, including vested benefits
       of $8,500,000 and $8,009,000                                         $  9,515          $  9,251

       Plan assets at fair value                                            $ 14,023          $ 13,364

       Projected benefit obligation for service rendered to date              10,897            10,451

       Plan assets in excess of projected benefit obligation                $  3,126          $  2,913

       Unrecognized net gain (loss) from past experience
        different from that assumed and effects of changes in
        assumptions                                                            1,544             1,611

       Remaining unrecognized net asset being amortized over
        participants average remaining service period                         (2,148)           (2,318)

       Prepaid pension cost included in other assets                        $  2,522          $  2,206


    The weighted average discount rate and rate of increase in future compensation used in determining the actuarial present value of the projected benefit obligation was 7.5% and 6.0%, respectively, in 1993 and 1992. The related expected long-term rate of return was 8.5% in 1993 and 9% in 1992.

    The Company also participates in several multi-employer plans covering union employees. Amounts charged to expense and contributed to the plans totaled approximately $275,000, $426,000, and $485,000 in 1993, 1992 and
1991, respectively.

    The Company's profit sharing plan contribution for the years ended 1993, 1992, and 1991 was approximately $8,690,000, $7,374,000 and $6,824,000, respectively.

    The Company has no significant post-retirement benefit liabilities as defined under Financial Accounting Standard No. 106.


(7) Income Taxes

    As a cooperative, the Company distributes substantially all of its patronage sourced earnings to its members in the form of patronage dividends. Accordingly, provisions for income taxes have been historically insignificant and are generally comprised primarily of state income taxes. The 1993 and 1992 provisions for federal income taxes were $177,000 and $299,000, respectively, and state income taxes were $267,000 and $126,000, repectively. As described in Note 11, the Company completed a sale and leaseback of its Los Angeles, California distribution facility in 1991. The 1991 tax provision totals $1,158,000 for federal income taxes and $236,000 for state income taxes.

    The Company made tax payments of $357,000, $728,000, and $5,017,000 during 1993, 1992 and 1991, respectively.


(8) Member Dealers' Equity

    The Company's founders for many years contemplated that the ownership of the Company would eventually be with the Company's member dealers. Prior to November 30, 1976, dealers deposited monies to the Ace Dealer's Perpetuation Fund for the purpose of accumulating funds for the purchase of stock when such ownership became available. The Company registered its stock with the Securities and Exchange Commission on October 1, 1976 and existing dealers who subscribed for stock applied their deposits toward payment of such shares. The small number of dealers who did not subscribe for shares had their respective deposits refunded during 1977.


    The Company's classes of stock are described below:

                                                                                        Number of Shares
                                                                                         at December 31,
                                                                                     1993             1992
            Class A Stock, Voting, redeemable at par value --
                 Authorized                                                          10,000           10,000
                 Issued and outstanding                                               3,946            4,060
            Class B Stock, nonvoting, redeemable at not less than
                    twice par value --
                 Authorized                                                           6,500            6,500
                 Issued                                                               6,499            6,499
                 Outstanding                                                          3,416            3,580
                 Treasury stock                                                       3,083            2,919
            Class C Stock, nonvoting, redeemable at not less
                    than par value --
                 Authorized                                                       2,000,000        2,000,000
                 Issued and outstanding                                           1,531,549        1,390,137
                 Issuable as patronage dividends                                    190,635          203,013
            Additional Stock Subscribed:
                 Class A Stock                                                          223              185
                 Class B Stock                                                          --               --
                 Class C Stock                                                       19,520           21,840

    At December 31, 1993 and 1992 there were no common shares reserved for options, warrants, conversions or other rights; nor were any options granted or exercised during the two years then ended.

    Member dealers may subscribe for the Company's stock in various prescribed combinations. Only one share of Class A Stock may be owned by a dealer with respect to the first member retail outlet controlled by such dealer. Only four shares of Class B Stock may be owned by a dealer with respect to each retail outlet controlled by such dealer, but only if such outlet was a member of the Company on or before February 20, 1974. An appropriate number of shares of Class C Stock must be included in any subscription by a dealer in an amount to provide that such dealer has a par value of all shares subscribed for equal to $5,000 for each retail outlet. Unregistered shares of Class C Stock are also issued to dealers in connection with patronage dividends. No dividends can be declared on any shares of any class of the Company's Stock.

    Upon termination of the Company's membership agreement with any retail outlet, all shares of stock of the Company, held by the dealer owning or controlling such outlet, must be sold back to the Company, unless a transfer of such shares is made to another party accepted by the Company as a member dealer with respect to the same outlet.

    A Class A share is issued to a member dealer only when the share subscribed has been fully paid. Class B and Class C shares are only issued when all such shares subscribed with respect to a retail outlet have been fully paid. Additional Stock Subscribed in the accompanying statements represents the par value of shares subscribed, reduced by the unpaid portion.


    All shares of stock are currently issued and repurchased at par value, except for Class B Stock which is repurchased at twice its par value, or $2,000 per share. Upon retirement of Class B shares held in treasury, the excess of redemption price over par is allocated equally between contributed capital and retained earnings.

    Transactions during 1992 and 1993 affecting treasury shares follow:


                                                                    Shares Held in Treasury
                                                           Class A           Class B            Class C
Balance at December 31, 1991                                 --               2,767                --

   Stock issued                                              --                 --                 --
   Stock repurchased                                         329                 152             72,600
   Stock retired                                            (329)               --              (72,600)

Balance at December 31, 1992                                 --               2,919                --
   Stock issued                                              --                 --                 --
   Stock repurchased                                         271                164              72,359
   Stock retired                                            (271)               --              (72,359)

Balance at December 31, 1993                                 --                3,083               --


(9) Commitments

    Leased property under capital leases included under "Property and Equipment" in the balance sheets as follows:

                                                                     December 31,
                                                                   (000's omitted)

                                                              1993                 1992
Buildings and improvements                                  $  3,422             $  3,422
Data processing equipment                                        723                  723
Less: Accumulated depreciation and amortization               (3,291)              (2,973)

                                                            $    854             $  1,172


   The Company rents buildings and warehouse, office and certain other equipment under operating and capital leases. At December 31, 1993 annual minimum rental commitments under leases that have initial or remaining noncancelable terms in excess of one year were as follows:

Year Ending                                      Capital       Operating
December 31,                                     Leases         Leases

                                                   (000's omitted)
1994                                             $  518         $ 8,917
1995                                                510           6,548
1996                                                271           4,982
1997                                                --            3,689
1998                                                --            3,110
Thereafter                                          --           26,191

   Total minimum lease payments                  $1,299         $53,437

Less amount representing interest                   102

Present value of total minimum lease payments    $1,197


   All leases expire prior to 2009. Under certain leases, the Company pays real estate taxes, insurance and maintenance expenses in addition to rental expense. Management expects that in the normal course of business, leases that expire will be renewed or replaced by other leases. Rent expense was approximately $21,444,000, $21,073,000 and $17,753,000 in 1993, 1992 and
1991, respectively. Rent expense includes $4,282,000, $3,706,000 and $3,289,000 in contingent rentals paid in 1993, 1992 and 1991, respectively, primarily for transportation equipment mileage.


(10) Supplementary Income Statement Information

   Gross media expense, prior to income offsets from dealers and suppliers, amounting to $48,293,000, $47,813,000 and $46,167,000 were charged to operations in 1993, 1992, and 1991, respectively.


(11) Interest Expense and Other Income, Net

   Capitalized interest totaled $29,000, $836,000 and $417,000 in 1993, 1992 and 1991, respectively. Interest paid was $10,670,000, $9,149,000 and $6,409,000 in 1993, 1992 and 1991, respectively.

   In November 1991, the Company completed a sale and leaseback of its Los Angeles, California facility resulting in a gain of $2.5 million, net of $1.4 million in federal and state income taxes. The facility was leased back for a term which expired on October 31, 1992. The gain on the sale and leaseback is included in other income for the year ended December 31, 1991. The capital gain from the sale constitutes nonpatronage-sourced income and is not available for distribution as patronage dividends.


                                                                                                        Schedule V


                                                        ACE HARDWARE CORPORATION



                                                      PROPERTY, PLANT AND EQUIPMENT

                                                             (000's omitted)
                                   Balance at                                                       Balance
                                   Beginning        Additions     Retirements         Other         at End
         Description               of Period        at Cost        or Sales          Changes       of Period
Year ended December 31, 1991:
 Land                               $ 14,915        $    586       $  3,328         $    --         $  12,173

 Buildings and improvements           84,814          12,157          5,548           4,535            95,958

 Warehouse equipment                  42,619           5,688            875              --            47,432

 Office equipment                     33,074           6,488          1,327               3            38,238

 Manufacturing equipment              11,992             507             --              41            12,540

 Transportation equipment              9,219             599            177              --             9,641

 Leasehold improvements                5,243               8             36             205             5,420

 Construction in progress              4,784          11,818             --          (4,784)           11,818

                                    $206,660        $ 37,851       $ 11,291         $    --         $ 233,220

Year Ended December 31, 1992:
 Land                               $ 12,173        $  1,500       $     --         $    --            13,673

 Buildings and improvements           95,958          21,387            191          11,684           128,838

 Warehouse equipment                  47,432           3,406          1,998              --            48,840

 Office equipment                     38,238           4,899          1,100             134            42,171

 Manufacturing equipment              12,540             216            973              --            11,783

 Transportation equipment              9,641           1,950            177              --            11,414

 Leasehold improvements                5,420           1,104             29              --             6,495

 Construction in progress             11,818             120             --         (11,818)              120

                                    $233,220        $ 34,582       $  4,468         $    --         $ 263,334

Year ended December 31, 1993:
 Land                               $ 13,673        $     --       $     --         $    --         $  13,673

 Buildings and improvements          128,838           3,474            519               1           131,794

 Warehouse equipment                  48,840           1,180          2,874              --            47,146

 Office equipment                     42,171           7,394            723              --            48,842

 Manufacturing equipment              11,783             229             --              --            12,012

 Transportation equipment             11,414           1,393            299              --            12,508

 Leasehold improvements                6,495             356            417             119             6,553

 Construction in progress                120           2,320              1            (120)            2,319

                                    $263,334        $ 16,346       $  4,833         $    --         $ 274,847



                                                                                                       Schedule VI



                                                        ACE HARDWARE CORPORATION



                                               ACCUMULATED DEPRECIATION AND AMORTIZATION OF

                                                      PROPERTY, PLANT AND EQUIPMENT

                                                              (000's omitted)
                                   Balance at                                                         Balance
                                   Beginning         Additions     Retirements          Other         at End
       Description                 of Period          at Cost       or Sales           Changes       of Period
Year ended December 31, 1991:

 Buildings and improvements        $  14,640         $ 2,408       $  2,055         $    --         $  14,993

 Warehouse equipment                  28,904           3,732            848              --            31,788

 Office equipment                     20,499           4,476          1,293              --            23,682

 Manufacturing equipment               5,246             931             --              --             6,177

 Transportation equipment              4,520           1,031             60              --             5,491

 Leasehold improvements                3,146             508             35              --             3,619

                                   $  76,955         $13,086       $  4,291         $    --         $  85,750

Year Ended December 31, 1992:

 Buildings and improvements        $  14,993         $ 2,949        $    41         $    --         $  17,901

 Warehouse equipment                  31,788           3,781          1,918              --            33,651

 Office equipment                     23,682           5,365          1,066              --            27,981

 Manufacturing equipment               6,177             941            718              --             6,400

 Transportation equipment              5,491           1,182            107              --             6,566

 Leasehold improvements                3,619             599             28              --             4,190

                                   $  85,750         $14,817       $  3,878         $    --         $  96,689

Year ended December 31, 1993:

 Buildings and improvements        $  17,901         $ 3,507       $    175         $    --         $  21,233

 Warehouse equipment                  33,651           3,533          2,682              --            34,502

 Office equipment                     27,981           6,117            665              --            33,433

 Manufacturing equipment               6,400             915             --              --             7,315

 Transportation equipment              6,566           1,379            255              --             7,690

 Leasehold improvements                4,190             705            358              --             4,537

                                   $  96,689         $16,156       $  4,135         $    --         $ 108,710



                                                                                                       Schedule VIII


                                                 ACE HARDWARE CORPORATION



                                            VALUATION AND QUALIFYING ACCOUNTS -

                                              ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                                      (000's omitted)


                                               Provision           Collections          Uncollectible
                        Balance at            for Losses          on Receivables          Accounts             Balance
                         Beginning            Charged to            Previously            Written              at End
  Description            of Period              Income             Written Off              Off               Of Period
     1991                  $650                   676                  26                   (692)                $660

     1992                  $660                 1,387                  20                 (1,367)                $700

     1993                  $700                 1,412                  46                 (1,438)                $720

                                   INDEX TO EXHIBITS

      Exhibits
      Enclosed                         Description


      21          Subsidiaries of the Registrant.

      24          Powers of Attorney.


        Exhibits
      Incorporated
      by Reference

      2            Not Applicable

      3-A Restated Certificate of Incorporation of the Registrant dated September 18, 1974 filed as Exhibit 3-A to the Registrant's Form S-1 Registration Statement
                   (Registration No. 2-55860) on March 30, 1976 and incorporated herein by reference.

      3-B By-laws of the Registrant as amended on January 24, 1994 included as Appendix A to the Prospectus constituting a part of Post Effective Amendment No. 2 to the Registrant's Form S-2 Registration Statement (Registration
                   No. 33-46449) filed on or about March 23, 1994 and incorporated herein by reference.

      3-C Certificate of Amendment to the restated Certificate of Incorporation of the Registrant dated May 19, 1976 filed as Exhibit 3-D to Amendment No. 1 to the Registrant's
                   Form S-1 Registration Statement (Registration No. 2-55860) on June 10, 1976 and incorporated herein by reference.

      3-D Certificate of Amendment to the restated Certificate of Incorporation of the Registrant dated May 21, 1979 filed as Exhibit 3-F to Amendment No. 1 to the Registrant's
                   Form S-1 Registration Statement (Registration No. 2-63880) on May 23, 1979 and incorporated herein by reference.

      3-E Certificate of Amendment to the restated Certificate of Incorporation of the Registrant dated June 7, 1982 filed as Exhibit 3-G to the Registrant's Form S-1 Registration Statement (Registration No. 2-82460) on March 16, 1983 and incorporated herein by reference.

      3-F Certificate of Amendment to the restated Certificate of Incorporation of the Registrant dated June 5, 1987 filed as Exhibit 3-F to the Registrant's Form S-1 Registration Statement (Registration No. 33-4299) on March 29, 1988 and incorporated by reference.

      3-G Certificate of Amendment to the restated Certificate of Incorporation of the Registrant dated June 16, 1989 filed as Exhibit 4-G to Post Effective Amendment No. 1 to the Registrant's S-2 Registration Statement filed on or about March 20, 1990 and incorporated by reference.

      4-A Specimen copy of Class B stock certificate as revised as of November, 1984, filed as Exhibit 4-A to Post-Effective Amendment No. 2 to the Registrant's Form S-1 Registration Statement (Registration No. 2-82460) on March 15, 1985 and incorporated herein by reference.

      4-B Specimen copy of Patronage Refund Certificate as revised in 1988 filed as Exhibit 4-B to Post-Effective Amendment No. 2 to the Registrant's Form S-1 Registration Statement (Registration No. 33-4299) on March 29, 1988 and incorporated herein by reference.

      4-C Specimen copy of Class A stock certificate as revised in 1987 filed as Exhibit 4-C to Post-Effective Amendment
                   No. 2 to the Registrant's Form S-1 Registration Statement (Registration No. 33-4299) on March 29, 1988 and incorporated herein by reference.

      4-D          Specimen copy of Class C stock certificate filed as
                   Exhibit 4-I to the Registrant's Form S-1 Registration Statement (Registration No. 2-82460) on March 16, 1983 and incorporated herein by reference.

      4-E Copy of current standard form of Subscription for Capital Stock Agreement to be used for dealers to subscribe for shares of the Registrant's stock in conjunction with new membership agreements submitted to the Registrant filed as Exhibit 4-L to Post-Effective Amendment No. 2 to the Registrant's Form S-2 Registration Statement (Registration No. 33-46449) on or about
                   March 23, 1994 and incorporated herein by reference.

      4-F Copy of plan for the distribution of patronage dividends with respect to purchases of merchandise made from the Registrant on or after January 1, 1993, adopted by the Board of Directors of the Registrant on December 8, 1992, filed as Exhibit 4-M to Post-Effective Amendment No. 2 to the Registrant's Form S-2 Registration Statement (Registration No. 33-46449) on or about March 23, 1994 and incorporated herein by reference.

      9            No Exhibit

      10-A Copy of Retirement Benefits Replacement Plan of the Registrant, restated as of January 1, 1989, filed as
                   Exhibit 10-A to Post-Effective Amendment No. 2 to the Registrant's Form S-2 Registration Statement (Registration No. 33-46449) on or about March 23, 1994 and incorporated herein by reference.

      10-B Copy of resolutions establishing 1990 Incentive Compensation Plan for Executives and amending the 1989 Incentive Compensation Plans for Executives of the Registrant adopted by its Board of Directors on January 30, 1991 and filed as Exhibit 10-F to Post Effective Amendment No. 2 to the Registrant's Form S-2 Registration Statement (Registration No. 33-27790) on March 20, 1991 and incorporated herein by reference.

      10-C Copy of resolutions amending the 1990 Incentive Compensation Plans for Executives and establishing the Executive Supplemental Benefit Plans of the Registrant adopted by its Board of Directors on December 11, 1990 and filed as Exhibit 10-G to Post Effective Amendment
                   No. 2 to the Registrant's Form S-2 Registration Statement (Registration No. 33-27790) on March 20, 1991 and incorporated herein by reference.

      10-D Copy of amendment to the Executive Supplemental Benefits Plan of the Registrant adopted by its Board of Directors on July 30, 1991 filed as Exhibit 10-E to the Registrant's Form S-2 Registration Statement (Registration
                   No. 33-46449) on March 23, 1992 and incorporated herein by reference.

      10-E Copy of amendment to the Executive Supplemental Benefits Plan of the Registrant adopted by its Board of Directors on December 9, 1991 filed as Exhibit 10-F to the Registrant's Form S-2 Registration Statement (Registration No. 33-46449) on March 23, 1992 and incorporated herein by reference.

      10-F Copy of amendment to the 1990 Incentive Compensation Plan for Executives of the Registrant, filed as Exhibit 10-H to the Registrant's Form S-2 Registration Statement (Registration No. 33-46449) on March 23, 1992 and incorporated herein by reference.

      10-G Copy of the "Ace Hardware Corportation Officer's (sic) Incentive Compensation Plan" as amended and restated effective January 1, 1994, filed as Exhibit 10-G to Post-Effective Amendment No. 2 to the Registrant's Form S-2 Registration Statement (Registration No. 33-46449) on or about March 23, 1994 and incorporated herein by reference.

      10-H Copy of Employment Agreement effective January 1, 1993 between Ace Hardware Corporation and Paul Ingevaldson filed as Exhibit 10-I to Post Effective Amendment No. 1 to the Registrant's Form S-2 Registration Statement (Registration No. 33-46449) on March 22, 1993 and incorporated herein by reference.

      10-I Copy of Employment Agreement effective January 1, 1993 between Ace Hardware Corporation and David F. Hodnik filed as Exhibit 10-J to Post Effective Amendment No. 1 to the Registrant's Form S-2 Registration Statement (Registration No. 33-46449) on March 22, 1993 and incorporated herein by reference.

      10-J Copy of Employment Agreement effective January 1, 1993 between Ace Hardware Corporation and Roger E. Peterson filed as Exhibit 10-K to Post Effective Amendment No. 1 to the Registrant's Form S-2 Registration Statement (Registration No. 33-46449) on March 22, 1993 and incorporated herein by reference.

      10-K Copy of Employment Agreement effective January 1, 1993 between Ace Hardware Corporation and William A. Loftus filed as Exhibit 10-L to Post Effective Amendment No. 1 to the Registrant's Form S-2 Registration Statement (Registration No. 33-46449) on or about March 22, 1993 and incorporated herein by reference.

      10-L Copy of Loan Agreement with Anne Arundel County, Maryland dated December 1, 1981 securing 15-year floating rate industrial development revenue bonds in the principal sum of $9 million held by The Northern Trust Company, Chicago, Illinois, for itself and other participating lenders filed as Exhibit 10-A-k to Post-Effective Amendment No. 3 to the Registrant's Form S-1 Registration Statement (Registration No. 2-63880) on March 9, 1982 and incorporated herein by reference.

      10-M Copy of Loan Agreement with Pulaski County, Arkansas dated July 1, 1988 securing a variable rate demand Industrial Development Revenue Refunding Bond with a maturity date of February 1, 1994 in the principal sum of $8,250,000.00 filed as Exhibit 10-V to the Registrant's Form S-2 Registration Statement (Registration No. 33-27790) filed on March 28, 1989 and incorporated herein by reference.

      10-N Copy of Note Purchase and Private Shelf Agreement with the Prudential Insurance Company of America dated September 27, 1991 securing 8.74% Senior Series A Notes in the principal sum of $20,000,000.00 with a maturity date of July 1, 2003 filed as Exhibit 10-A-q to the Registrant's Form S-2 Registration Statement (Registration No. 33-46449) on March 23, 1992 and incorporated herein by reference.

      10-O Copy of Standard Form of Ace Hardware International Retail Merchant Agreement adopted in 1990, filed as
                   Exhibit 10-A-q to Post Effective Amendment No. 2 to the Registrant's Form S-2 Registration Statement (Registration No. 33-27790) on March 20, 1991 and incorporated herein by reference.

      10-P Copy of current standard form of Ace Hardware Membership Agreement filed as Exhibit 10-P to Post-Effective Amendment No. 2 to the Registrant's form S-2 Registration Statement (Registration No. 33-46449) on or about
                   March 23, 1994 and incorporated herein by reference.

      10-Q Copy of 6.89% Senior Series B notes in the aggregate principal sum of $20,000,000 issued July 29, 1992 with a maturity date of January 1, 2000 pursuant to Note Purchase and Private Shelf Agreement with the Prudential Insurance Company of America dated September 27, 1991 and filed as Exhibit 10-A-r to Post Effective Amendment No. 1 to the Registrant's Form S-2 Registration Statement on March 22, 1993 and incorporated herein by reference.

      10-R Copy of 6.47% Senior Series A notes in the aggregate principal amount of $30,000,000 issued September 22, 1993 with a maturity date of June 22, 2008, and $20,000,000 Private Shelf Facility, pursuant to Note Purchase and Private Shelf Agreement with the Prudential Insurance Company of America dated as of September 22, 1993, filed as Exhibit 10-R to Post-Effective Amendment No. 2 to the Registrant's Form S-2 Registration Statement (Registration No. 33-46449) on or about March 23, 1994 and incorporated herein by reference.

      10-S Assignment and Assumption dated October 22, 1992 of Lease dated August 31, 1992 with MTI Vacations, Inc. filed as
                   Exhibit 10-A-s to Post-Effective Amendment No. 1 to the Registrant's Form S-2 Registration Statement (Registration No. 33-46449) on March 22, 1993 and incorporated herein by reference.

      10-T Copy of Amendment to the Executive Supplemental Benefit Plans of the Registrant adopted by its Board of Directors on March 17, 1992 and filed as Exhibit 10-A-t to the Registrant's Form S-2 Registration Statement (Registration No. 33-46449) on March 22, 1993 and incorporated herein by reference.

      10-U Copy of Lease dated September 30, 1992 for general offices of the Registrant in Oak Brook, Illinois filed as Exhibit 10-A-u to the Registrant's Form S-2 Registration Statement (Registration No. 33-46449) on March 22, 1993 and incorporated herein by reference.

      10-V Copy of Fourth Amendment to Executive Supplemental Benefit Plans effective January 1, 1994 filed as Exhibit 10-V to Post-Effective Amendment No. 2 to the Registrant's
                   Form S-2 Registration Statement (Registration
                   No. 33-46449) on or about March 23, 1994 and incorporated herein by reference.

      10-W Copy of Ace Hardware Corporation Deferred Director Fee Plan as amended on June 8, 1993, filed as Exhibit 10-W to Post-Effective Amendment No. 2 to the Registrant's Form S-2 Registration Statement (Registration
                   No. 33-46449) on or about March 23, 1994 and incorporated herein by reference.

      10-X Copy of Ace Hardware Corporation Deferred Compensation Plan January, 1994, filed as Exhibit 10-X to Post-Effective Amendment No. 2 to the Registrants Form S-2 Registration Statement (Registration No. 33-46449) on or about March 23, 1994 and incorporated herein by reference.

      11           No Exhibit.

      12           No Exhibit.

      13           No Exhibit.

      16           Not Applicable.

      18           No Exhibit.

      22           Not Applicable.

      23           Auditors' Consent, dated March 23, 1994, filed as
                   Exhibit 24(a) to the Registrant's Form S-2 Registration Statement (Registration No. 33-46449) filed on or about March 23, 1994 and incorporated herein by reference.

      27           No Exhibit.

      28           Not Applicable.


Supplemental Information to be Furnished with Reports Filed Pursuant to
Section 15(d) of the Act by Registrants which have not Registered
Securities Pursuant to Section 12 of the Act.

   As of the date of the foregoing Report, no annual report for the Registrant's year ended December 31, 1993, nor any proxy soliciting materials for the Registrant's 1994 annual meeting have been sent to security holders. Copies of such Annual Report and proxy soliciting materials will subsequently be sent to security holders and furnished to the Securities and Exchange Commission.