Form 10-Q
period 1994-03-31
ACE HARDWARE CORP
filed 1994-05-13
CIK 2024

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended  March 31, 1994     Commission File Number  2-63880


                          ACE HARDWARE CORPORATION
         (Exact name of registrant as specified in its charter)


             DELAWARE                                       36-0700810
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                     Identification No.)


   2200 Kensington Court, Oak Brook, IL                 60521
  (Address of principal executive offices)            (Zip code)


Registrant's telephone number, including area code    (708) 990-6600


                                 NONE
                  Former name, former address and former
                  fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES XX NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


                 Class                   Outstanding at March 31, 1994
Class A Voting Stock - $1,000 par value              3,949  shares
Class B Stock        - $1,000 par value              3,380  shares
Class C Stock        - $  100 par value          1,519,517  shares










                        ACE HARDWARE CORPORATION

                                  INDEX


Part I. - Financial Information:                                  Page No.

Balance Sheet -  March 31, 1994 and December 31, 1993                 1

Statement of Earnings - Three Months Ended
     March 31, 1994 and 1993                                          2


Statement of Cash Flows - Three Months Ended
     March 31, 1994 and 1993                                          3


Notes to Financial Statements                                         4


Management's Discussion and Analysis of Financial
    Condition and Results of Operations                               5


Part II. - Other Information                                          6


                                                          PART I FINANCIAL INFORMATION
                                                            ACE HARDWARE CORPORATION
                                                                  BALANCE SHEET


                                                                      MARCH 31,         DECEMBER 31,
                                                                        1994               1993
                                                                           (000'S OMITTED)
                            ASSETS
     Current assets:
      Cash                                                             $    --           $    4,142
      Accounts receivable, net                                           265,472            212,604
      Merchandise inventory                                              277,539            263,576
      Prepaid expenses and other current assets                            5,811              6,869

        Total current assets                                             548,822            487,191

      Property and equipment, net                                        167,784            166,137
      Other assets                                                        14,784             14,160

         Total assets                                                  $ 731,390         $  667,488

         LIABILITIES AND MEMBER DEALERS' EQUITY
     Current liabilities:
      Current installments of long-term debt                           $   3,937         $   10,707
      Short-term borrowings                                              108,000             38,500
      Accounts payable                                                   242,978            234,190
      Patronage dividends payable in cash                                 32,091             25,766
      Patronage refund certificates payable                                1,350             11,059
      Accrued expenses                                                    27,364             33,682

         Total current liabilities                                       415,720            353,904

     Long-term debt:
      Notes Payable                                                       68,007             69,552
      Industrial development revenue bonds                                   840              1,000
      Capitalized leases                                                     610                734

         Total long-term debt                                             69,457             71,286

     Patronage refund certificates payable                                57,791             56,270

     Member dealers' equity:
      Class A stock of $1,000 par value                                    4,005              3,946
      Class B stock of $1,000 par value                                    6,499              6,499
      Class C stock of $100 par value - CR                               153,457            153,155
      Class C stock of $100 par value, issuable to
        dealers for patronage dividends                                   23,463             19,064
      Additional stock subscribed, net of unpaid portion                     492                613
     Retained Earnings                                                     5,014              5,622
     Contributed Capital                                                   3,295              3,295

                                                                         196,225            192,194
     Less: Treasury stock, at cost                                         7,803              6,166

                                                                         188,422            186,028


       Total liabilities and member dealers' equity                    $ 731,390         $  667,488

               See accompanying notes to financial statements.

                                                            ACE HARDWARE CORPORATION
                                                              STATEMENT OF EARNINGS

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,

                                                                            1994              1993

                                                                               (000's omitted)

     Net Sales                                                             $ 515,830         $ 443,104
     Cost of Sales                                                           477,718           409,060

         Gross Profit                                                         38,112            34,044

     Operating expenses:
       Warehouse and distribution                                              6,702             8,971
       Selling, general and administrative                                    14,911            11,982

         Total operating expenses                                             21,613            20,953

         Operating income                                                     16,499            13,091

       Interest expense                                                       (2,975)           (2,241)
       Other income, net                                                         342               523

         Earnings before patronage dividends                                  13,866            11,373

     Patronage dividends (Note 2)                                             14,474            11,988

         Net earnings                                                      $    (608)        $    (615)


                                                 See accompanying notes to financial statements.

                                                            ACE HARDWARE CORPORATION
                                                             STATEMENT OF CASH FLOWS


                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,

                                                                                   (000's OMITTED)

                                                                                1994                 1993

     OPERATING ACTIVITIES:
        Earnings before patronage dividends                                    $  13,866         $  11,373
        Patronage dividends                                                      (14,474)          (11,988)

          Net earnings                                                              (608)             (615)

       Adjustments to reconcile net earnings to net
          cash used in operating activities:
          Depreciation                                                             4,087             3,932
          Loss on sale of property & equipment                                       118                 8

          Changes in operating assets and liabilities:
            Increase in accounts receivable, net                                 (52,868)          (27,088)
            Increase in inventories                                              (13,963)          (17,551)
            Increase in prepaids and other current assets                          1,058             1,048
            Increase in accounts payable and accrued expenses                      2,470            36,593

         NET CASH USED IN OPERATING ACTIVITIES                                   (59,706)           (3,673)

      INVESTING ACTIVITIES:
        Purchases of property and equipment                                       (5,850)           (3,601)
        Increase in other assets                                                    (624)           (1,487)

         NET CASH USED IN INVESTING ACTIVITIES                                    (6,474)           (5,088)

      FINANCING ACTIVITIES:
        Proceeds from short-term borrowings                                       69,500            14,500
        Principal payments on long-term debt and patronage
          refund certificates                                                    (19,810)          (17,546)
        Patronage dividends payable in cash                                        6,325             5,174
        Patronage refund certificates                                              3,021             2,705
        Class C stock issuable to dealers for patronage dividends                  4,399             3,883
        Proceeds from sale of common stock                                           240               233
        Repurchase of common stock                                                (1,637)           (2,332)

          NET CASH PROVIDED BY FINANCING ACTIVITIES                               62,038             6,617

     Decrease in Cash and Cash Equivalents                                        (4,142)           (2,144)

     Cash and Cash Equivalents at Beginning of Period                              4,142             2,144

     Cash and Cash Equivalents at End of Period                                $   --            $     --






                                                 See accompanying notes to financial statements.


                    ACE HARDWARE CORPORATION

                  NOTES TO FINANCIAL STATEMENTS


1)  General

    The accompanying financial statements have not been examined by independent public accountants except for the December 31, 1993 balance sheet but in the opinion of the Company reflect all adjustments necessary to present fairly the financial position as of March 31, 1994 and 1993 and the results of operations and cash flows for the three months then ended. These interim figures are not necessarily indicative of the results to be expected for the full year.

2)  Patronage Dividends

    The Company operates as a cooperative organization and will pay patronage dividends to consenting dealers on the earnings derived from business done with such dealers. It has been the practice of the Company to distribute substantially all earnings in the form of patronage dividends. Approximately 99% of the Company's patronage sourced earnings (before patronage dividends and taxes) are paid to consenting member dealers. International dealers signed under the International Retail Merchant Agreement are not eligible for patronage dividends and related earnings are not included in patronage sourced earnings.

3)  Statement of Cash Flows

    The Company considers all highly liquid investments with an original maturity of one month or less when purchased to be cash equivalents.

    A portion of the patronage refund certificates payable on January 1, 1995 were paid on January 1, 1994 and accordingly, were classified as current liabilities in the December 31, 1993 financial statements.

4)  Reclassifications

    Certain financial statement reclassifications have been made to prior year amounts to conform to comparable classifications followed in 1994.

                          ACE HARDWARE CORPORATION


                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF


                FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Three Months Ended March 31, 1994 compared to Three Months Ended
March 31, 1993.

Results of Operations

Net sales increased 16.4% as a result of an increase in the volume to existing members and increased International sales. Gross profit, as a percent of sales, decreased as a result of reduced handling charges due to a shift in sales mix, increased net merchandise markdowns and increases in inventoriable distribution costs, primarily receiving and storage costs, being absorbed into cost of sales.

Warehouse and distribution expenses decreased vs. 1993 and as a percent of sales due to increased traffic revenues, reduced building costs due to the closing of a facility in 1993 and increased distribution costs absorbed into cost of sales.

Selling, general and administrative expenses increased vs. 1993 and as a percent of sales due to reduced net advertising income and higher personnel costs.

Interest expense increased as a result of increased borrowing levels to meet sales growth demands.

Other income, net decreased vs. 1993 due to reduced domestic dealer penalty charges partially offset by increased interest income related to member financing programs.

Liquidity and Capital Resources

The Company expects that internally generated funds, along with new and established lines of credit and long-term financing, will be the primary financing sources for capital expenditures in the future.














                   PART II. OTHER INFORMATION

                    ACE HARDWARE CORPORATION






Item 6. Exhibits and Reports on Form 8-K.

        (b) There were no reports on Form 8-K filed for the three month period ended March 31, 1994.











































                           SIGNATURES









Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









    ACE HARDWARE CORPORATION




       RITA D. KAHLE                    DATE       MAY 12, 1994
       Rita D. Kahle
  Vice President, Finance

(Principal Financial Officer, and duly
 authorized Officer of the registrant)