Form 10-Q
period 1994-06-30
ACE HARDWARE CORP
filed 1994-08-12
CIK 2024

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549

                                       FORM 10-Q

                      QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


      For Quarter ended    June 30, 1994    Commission File Number  2-63880


                                ACE HARDWARE CORPORATION
               (Exact name of registrant as specified in itscharter)


                 DELAWARE                                 36-0700810
     State or other jurisdiction of                     (I.R.S.Employer
     Incorporation or organization)                   Identification No.)


      2200 Kensington Court, Oak Brook, IL                 60521
     (Address of principal executive offices)            (Zip code)


  Registrant's telephone number, including area code    (708) 990-6600




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


   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


                       Class                     Outstanding at June 30, 1994
    Class A Voting Stock - $1,000 par value              3,934  shares
    Class B Stock        - $1,000 par value              3,312  shares
    Class C Stock        - $  100 par value          1,677,833  shares

                               ACE HARDWARE CORPORATION

                                         INDEX


   Part I. - Financial Information:                                  Page No.

      Balance Sheet -  June 30, 1994 and December 31, 1993                 1




      Statement of Earnings - Six Months and Three Months
          Ended June 30, 1994 and 1993                                     2


      Statement of Cash Flows - Six Months Ended
          June 30, 1994 and 1993                                           3


      Notes to Financial Statements                                        4


      Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            5 & 6

      Part II. - Other Information                                         7






                                         PART I FINANCIAL INFORMATION
                                           ACE HARDWARE CORPORATION
                                               BALANCE SHEET

                                                                   JUNE 30,       DECEMBER 31,
                                                                     1994            1993
                                                                        (000'S OMITTED)
                          ASSETS
     Current assets:
      Cash                                                        $    --        $    4,142
      Accounts receivable, net                                      284,487         212,604
      Merchandise inventory                                         270,077         263,576
      Prepaid expenses and other current assets                       6,412           6,869

        Total current assets                                        560,976         487,191

      Property and equipment, net                                   173,273         166,137
      Other assets                                                   15,472          14,160

        Total assets                                              $ 749,721      $  667,488

            LIABILITIES AND MEMBER DEALERS' EQUITY
     Current liabilities:
      Current installments of long-term debt                          5,436          10,707
      Short-term borrowings                                         108,000          38,500
      Accounts payable                                              267,930         234,190
      Patronage dividends payable in cash                            14,475          25,766
      Patronage refund certificates payable                           1,324          11,059
      Accrued expenses                                               32,952          33,682

         Total current liabilities                                  430,117         353,904

     Long-term debt:
      Notes Payable                                                  66,480          69,552
      Industrial development revenue and variable rate bonds            750           1,000
      Capitalized leases                                                510             734

         Total long-term debt                                        67,740          71,286

     Patronage refund certificates payable                           60,610          56,270

     Member dealers' equity:
      Class A stock of $1,000 par value                               4,059           3,946
      Class B stock of $1,000 par value                               6,499           6,499
      Class C stock of $100 par value                               171,561         153,155
      Class C stock of $100 par value, issuable to
        dealers for patronage dividends                               9,874          19,064
      Additional stock subscribed, net of unpaid portion                542             613
      Retained Earnings                                               5,701           5,622
      Contributed Capital                                             3,295           3,295
                                                                    201,531         192,194
     Less: Treasury stock, at cost                                   10,277           6,166
                                                                    191,254         186,028



       Total liabilities and member dealers' equity               $ 749,721      $  667,488

                                 See accompanying notes to financial statements.

                                                   ACE HARDWARE CORPORATION
                                                    STATEMENT OF EARNINGS

                                                                      THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                           JUNE 30,                       JUNE 30,
                                                                      1994           1993           1994           1993

                                                                        (000's omitted)               (000's omitted)

     Net Sales                                                       $626,786      $537,878       $1,142,616     $980,982
     Cost of Sales                                                    580,101       498,982        1,057,818      908,042

         Gross Profit                                                  46,685        38,896           84,798       72,940

     Operating expenses:
       Warehouse and distribution                                       6,816         7,716           13,518       16,687
       Selling, general and administrative                             18,028        13,329           32,940       25,312

         Total operating expenses                                      24,844        21,045           46,458       41,999

         Operating income                                              21,841        17,851           38,340       30,941

       Interest expense                                                (3,395)       (2,402)          (6,370)      (4,642)
       Other income, net                                                  678           285            1,020          808

         Earnings before patronage dividends                           19,124        15,734           32,990       27,107

     Patronage dividends (Note 2)                                      19,071        16,457           32,911       28,445

         Net earnings                                                $     53      $   (723)      $       79     $ (1,338)

                                 See accompanying notes to financial statements.

                                                ACE HARDWARE CORPORATION
                                                STATEMENT OF CASH FLOWS



                                                                                SIX MONTHS ENDED
                                                                                     JUNE 30,

                                                                                 (000's OMITTED)

                                                                             1994              1993

     OPERATING ACTIVITIES:
      Earnings before patronage dividends                                 $  32,990         $  27,107
      Patronage dividends                                                   (32,911)          (28,445)

        Net earnings                                                             79            (1,338)

     Adjustments to reconcile net earnings to net
        cash used in operating activities:
        Depreciation                                                          8,376             7,982
        Loss on sale of property & equipment                                     55               348

        Changes in operating assets and liabilities:
          Increase in accounts receivable, net                              (71,883)          (37,885)
          Increase in inventories                                            (6,501)           (9,522)
          Decrease in prepaids and other current assets                         457               680
          Increase in accounts payable and accrued expenses                  33,010            57,535

        NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES                    (36,407)           17,800

     INVESTING ACTIVITIES:
        Purchases of property and equipment                                 (15,706)           (7,027)
        Proceeds from sale of property and equipment                            139               202
        Increase in other assets                                             (1,312)           (2,343)

        NET CASH USED IN INVESTING ACTIVITIES                               (16,879)           (9,168)

     FINANCING ACTIVITIES:
        Proceeds from short-term borrowings                                  69,500            10,500
        Principal payments on long-term debt and patronage
          refund certificates                                               (21,880)          (18,088)
        Patronage dividends payable in cash                                  14,475            12,339
        Patronage refund certificates                                         6,583             6,730
        Class C stock issuable to dealers for patronage dividends             9,874             8,973
        Proceeds from sale of common stock                                      469               457
        Repurchase of common stock                                           (4,111)           (4,149)
        Payment of cash portion of patronage dividends                      (25,766)          (27,538)

        NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                     49,144           (10,776)

     Decrease in Cash and Cash Equivalents                                   (4,142)           (2,144)

     Cash and Cash Equivalents at Beginning of Period                         4,142             2,144

     Cash and Cash Equivalents at End of Period                           $    --           $     --





                                 See accompanying notes to financial statements.

                              ACE HARDWARE CORPORATION

                            NOTES TO FINANCIAL STATEMENTS


          1)   General

             The accompanying financial statements have not been examined by independent public accountants except for the December 31, 1993 balance sheet but in the opinion of the Company reflect all adjustments necessary to present fairly the financial position as of June 30, 1994 and 1993 and the results of operations and cash flows for the six months then ended. These interim figures are not necessarily indicative of the results to be expected for the full year.

          2)   Patronage Dividends

               The Company operates as a cooperative organization and will pay patronage dividends to consenting dealers based on the earnings derived from business done with such dealers. It has been the practice of the Company to distribute substantially all earnings in the form of patronage dividends.

               Earnings before patronage dividends and patronage dividends will normally be the same with approximately 99% of the Company's patronage sourced net earnings being paid to consenting member dealers. International dealers signed under an International Retail Merchant Agreement are not eligible for patronage dividends and related earnings are not included in patronage sourced earnings.

          3)   Reclassifications

               Certain financial statement reclassifications have been made to prior year and prior quarter amounts to conform to comparable classifications followed in 1994.

                                ACE HARDWARE CORPORATION

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS




          Three Months Ended June 30, 1994 compared to Three Months Ended June 30, 1993.

          Results of Operations

          Net sales increased 16.5% as a result of an increase in the volume to existing members and increased International sales. Gross profit increased 20% and as a percent of sales due to the strong sales results, particularly in the warehouse sales categories.

          Warehouse and distribution expenses decreased vs. 1993 and as a percent of sales due to increased traffic revenues and reduced building costs due to the closing of a facility in 1993.

          Selling, general and administrative expenses increased vs. 1993 and as a percent of sales due to higher field support personnel costs and reduced net advertising income.

          Interest expense increased as a result of increased borrowing levels to meet sales growth demands and rising interest rates.

          Other income, net increased due to increased interest income related to member financing programs and 1993 losses on asset disposals at a replaced facility which did not reoccur in 1994.


          Liquidity and Capital Resources

          In the second quarter of 1994, the Company established an unsecured revolving credit facility with a group of banks. The Company expects that internally generated funds, along with new and established lines of credit and long-term financing, will be the primary financing sources for capital expenditures in the future.

                              ACE HARDWARE CORPORATION

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS




          Six Months Ended June 30, 1994 compared to Six Months Ended June 30, 1993.

          Results of Operations

          Net sales  increased 16.5%  as a  result of  an increase  in the volume to existing members and increased International sales. Increased advertising activity has increased promotional sales, largely through warehouse sales programs. Gross profit increased and was comparable as a percent of sales due to the strong sales results, with a slight shift in sales mix on a year to date basis.

          Warehouse and distribution expenses decreased vs. 1993 and as a percent of sales due to increased traffic revenues and reduced building costs due to the closing of a facility in 1993. Distribution costs also declined as a percent of sales due to the 1993 facility closing.

          Selling, general and administrative expenses increased vs. 1993 and as a percent of sales due to reduced net advertising income and higher field support personnel costs.

          Interest expense increased as a result of increased borrowing levels to meet sales growth demands and higher interest rates.

          Other income, net increased due to increased interest income related to member financing programs and 1993 losses on asset disposals at a replaced facility which did not reoccur in 1994.


          Liquidity and Capital Resources

          In the second quarter of 1994, the Company established an unsecured revolving credit facility with a group of banks. The Company expects that internally generated funds, along with new and established lines of credit and long-term financing, will be the primary financing sources for capital expenditures in the future.

                             PART II. OTHER INFORMATION

                              ACE HARDWARE CORPORATION



          Item 4.   Submission of Matters to a Vote of Security Holders

               The following information is furnished with respect to matters submitted to a vote of the stockholders of the registrant at a meeting thereof held during the quarter covered by this report:

                   (a)  Date of meeting:   June 6, 1994 - said meeting was
                   an annual meeting.

                   (b)  The  following   director  was  elected   at  said
                   meeting:

                        For a three year term expiring in 1997:
                        Jennifer C. Anderson.

                   (c) The following directors were reelected at said meeting:

                        For a three year term expiring in 1997:
                        Mark   Jeronimus,  Ray  W.  Osborne   and  Don  S.
                        Williams.

                        The names of each of the other directors other than the above elected directors whose terms of office as directors continue after the meeting are:

                        Richard E. Laskowski; Lawrence R. Bowman; James R. Williams; Howard J. Jung; Jon R. Weiss; John E. Kingrey


          Item 6.   Exhibits and Reports on Form 8-K.

                   (b) There were no reports on Form 8-K filed for the three month period ended June 30, 1994.

                                     SIGNATURES









          Pursuant to the regulations of the Securities and Exchange Commission, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



          ACE HARDWARE CORPORATION


             RITA D. KAHLE                     DATE

             Rita D. Kahle
             Vice President, Finance

             (Principal Financial Officer, and duly
             authorized Officer of the registrant)