Form 10-Q
period 1994-09-30
ACE HARDWARE CORP
filed 1994-11-15
CIK 2024

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended September 30, 1994   Commission File Number  2-63880


                          ACE HARDWARE CORPORATION
         (Exact name of registrant as specified in its charter)


             DELAWARE                                       36-0700810
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                     Identification No.)


   2200 Kensington Court, Oak Brook, IL                 60521
  (Address of principal executive offices)            (Zip code)


Registrant's telephone number, including area code    (708) 990-6600


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


                 Class                   Outstanding at September 30, 1994
Class A Voting Stock - $1,000 par value              3,922  shares
Class B Stock        - $1,000 par value              3,276  shares
Class C Stock        - $  100 par value          1,663,652  shares

                         ACE HARDWARE CORPORATION

                                   INDEX


Part I. - Financial Information:                                  Page No.

Balance Sheet -  September 30, 1994 and December 31, 1993            1


Statement of Earnings - Nine Months and Three Months
    Ended September 30, 1994 and 1993                                2


Statement of Cash Flows - Nine Months Ended
    September 30, 1994 and 1993                                      3


Notes to Financial Statements                                        4


Management's Discussion and Analysis of Financial
    Condition and Results of Operations                            5 & 6

Part II. - Other Information                                         7





                                         PART I FINANCIAL INFORMATION
                                           ACE HARDWARE CORPORATION
                                               BALANCE SHEET

                                                                  SEPTEMBER 30,   DECEMBER 31,
                                                                     1994            1993
                                                                        (000'S OMITTED)
                          ASSETS
     Current assets:
      Cash                                                        $    --        $    4,142
      Accounts receivable, net                                      236,327         212,604
      Merchandise inventory                                         267,256         263,576
      Prepaid expenses and other current assets                       6,480           6,869

        Total current assets                                        510,063         487,191

      Property and equipment, net                                   173,283         166,137
      Other assets                                                   16,175          14,160

        Total assets                                              $ 699,521      $  667,488

            LIABILITIES AND MEMBER DEALERS' EQUITY
     Current liabilities:
      Current installments of long-term debt                          6,403          10,707
      Short-term borrowings                                          76,500          38,500
      Accounts payable                                              233,190         234,190
      Patronage dividends payable in cash                            22,064          25,766
      Patronage refund certificates payable                           1,323          11,059
      Accrued expenses                                               34,900          33,682

         Total current liabilities                                  374,380         353,904

     Long-term debt:
      Notes Payable                                                  64,994          69,552
      Industrial development revenue and variable rate bonds            589           1,000
      Capitalized leases                                                378             734

         Total long-term debt                                        65,961          71,286

     Patronage refund certificates payable                           63,861          56,270

     Member dealers' equity:
      Class A stock of $1,000 par value                               4,104           3,946
      Class B stock of $1,000 par value                               6,499           6,499
      Class C stock of $100 par value                               172,077         153,155
      Class C stock of $100 par value, issuable to
        dealers for patronage dividends                              15,044          19,064
      Additional stock subscribed, net of unpaid portion                552             613
      Retained Earnings                                               6,088           5,622
      Contributed Capital                                             3,295           3,295
                                                                    207,659         192,194
     Less: Treasury stock, at cost                                   12,340           6,166
                                                                    195,319         186,028



       Total liabilities and member dealers' equity               $ 699,521      $  667,488

                                 See accompanying notes to financial statements.

                                                   ACE HARDWARE CORPORATION
                                                    STATEMENT OF EARNINGS

                                                                      THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                  SEPTEMBER 30,
                                                                      1994           1993           1994           1993

                                                                        (000's omitted)               (000's omitted)

     Net Sales                                                       $572,094      $510,089       $1,714,710     $1,491,071
     Cost of Sales                                                    530,171       472,377        1,587,989      1,380,419

         Gross Profit                                                  41,923        37,712          126,721        110,652

     Operating expenses:
       Warehouse and distribution                                       7,347         7,261           20,865         23,948
       Selling, general and administrative                             14,552        13,182           48,046         39,000

         Total operating expenses                                      21,899        20,443           68,911         62,948

         Operating income                                              20,024        17,269           57,810         47,704

       Interest expense                                                (3,426)       (2,446)          (9,796)        (7,088)
       Other income, net                                                1,023           864            2,597          2,178

         Earnings before patronage dividends                           17,621        15,687           50,611         42,794

     Patronage dividends (Note 2)                                      17,234        16,232           50,145         44,677

         Net earnings                                                $    387      $   (545)      $      466     $   (1,883)

                                 See accompanying notes to financial statements.

                                                ACE HARDWARE CORPORATION
                                                STATEMENT OF CASH FLOWS



                                                                               NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,

                                                                                 (000's OMITTED)

                                                                             1994              1993

     OPERATING ACTIVITIES:
      Earnings before patronage dividends                                 $  50,611         $  42,794
      Patronage dividends                                                   (50,145)          (44,677)

        Net earnings                                                            466            (1,883)

     Adjustments to reconcile net earnings to net
        cash used in operating activities:
        Depreciation                                                         12,693            12,047
        Loss on sale of property & equipment                                    127               379

        Changes in operating assets and liabilities:
          Increase in accounts receivable, net                              (23,723)           (5,622)
          Increase in inventories                                            (3,680)          (19,149)
          Decrease (increase) in prepaids and other current assets              389            (1,263)
          Increase (decrease) in accounts payable and
            accrued expenses                                                    218            32,278

        NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES                    (13,510)           16,787

     INVESTING ACTIVITIES:
        Purchases of property and equipment                                 (20,123)          (11,004)
        Proceeds from sale of property and equipment                            157               218
        Increase in other assets                                             (2,015)           (2,504)

        NET CASH USED IN INVESTING ACTIVITIES                               (21,981)          (13,290)

     FINANCING ACTIVITIES:
        Proceeds from (repayments of) short-term
          borrowings                                                         38,000           (28,000)
        Proceeds from notes payable                                               0            30,000
        Principal payments on long-term debt and patronage
          refund certificates                                               (22,888)          (18,631)
        Patronage dividends payable in cash                                  22,064            19,644
        Patronage refund certificates                                        10,029            10,073
        Class C stock issuable to dealers for patronage dividends            15,044            14,002
        Proceeds from sale of common stock                                    1,040               704
        Repurchase of common stock                                           (6,174)           (5,895)
        Payment of cash portion of patronage dividends                      (25,766)          (27,538)

        NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                     31,349            (5,641)

     Decrease in Cash and Cash Equivalents                                   (4,142)           (2,144)

     Cash and Cash Equivalents at Beginning of Period                         4,142             2,144

     Cash and Cash Equivalents at End of Period                           $    --           $     --





                                 See accompanying notes to financial statements.

                    ACE HARDWARE CORPORATION

                  NOTES TO FINANCIAL STATEMENTS


1)   General

     The accompanying financial statements have not been examined by independent public accountants except for the December 31, 1993 balance sheet but in the opinion of the Company reflect all adjustments necessary to present fairly the financial position as of September 30, 1994 and 1993 and the results of operations and cash flows for the nine months then ended. These interim figures are not necessarily indicative of the results to be expected for the full year.

2)   Patronage Dividends

     The Company operates as a cooperative organization and will pay patronage dividends to consenting dealers based on the earnings derived from business done with such dealers. It has been the practice of the Company to distribute substantially all patronage sourced earnings in the form of patronage dividends.

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

                      ACE HARDWARE CORPORATION

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF

          FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Three Months Ended September 30, 1994 compared to Three Months
Ended September 30, 1993.

Results of Operations

Net sales increased 12.2% as a result of an increase in the volume to existing members and increased International sales. Gross profit increased 11.2% due to the strong sales results, particularly in the warehouse sales categories and increased manufacturing gross profit.

Warehouse and distribution expenses increased vs. 1993 but have declined as a percent of sales due to increased personnel costs to support the sales increase which are offset by increased traffic revenues.

Selling, general and administrative expenses increased vs. 1993 due to higher field support personnel costs, increased data processing costs and reduced net advertising income.

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

                    ACE HARDWARE CORPORATION

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF

          FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Nine Months Ended September 30, 1994 compared to Nine Months Ended September 30, 1993.

Results of Operations

Net sales increased 15.0% as a result of an increase in the volume to existing members and increased International sales. Increased advertising activity has increased promotional sales, largely through warehouse sales programs. Gross profit increased due to the strong sales results and strong manufacturing profits, with a slight shift in sales mix on a year to date basis.

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

Other income, net increased due to increased interest income related to member financing programs and 1993 losses on asset disposals at a replaced facility which did not re-occur in 1994.


Liquidity and Capital Resources

The Company expects that internally generated funds, along with new and established lines of credit and long-term financing, will be the primary financing sources for capital expenditures in the future.

                   PART II. OTHER INFORMATION

                    ACE HARDWARE CORPORATION



Item 6.   Exhibits and Reports on Form 8-K.

         (b) There were no reports on Form 8-K filed for the three month period ended September 30, 1994.

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