Form 10-K
period 1994-12-31
ACE HARDWARE CORP
filed 1995-03-23
CIK 2024

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 Form 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
  For the fiscal year ended December 31, 1994 Commission File No. 2-55860

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

   State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The Registrant's shares are issued only to, and may be held only by, its dealer-stockholders, and the shares held by a dealer-stockholder are subject to repurchase by the Registrant upon termination of the membership agreement of a dealer-stockholder. Thus, there is no market for the Registrant's shares. The repurchase price for each share of Class A stock, the only voting stock issued by the Registrant, is equal to the par value of $1,000 per share. As of February 28, 1995, the aggregate value of the Class A stock held by non-affiliates (dealer-stockholders) calculated on the basis of such repurchase price was $3,891,000.

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.        Yes  X     No

   Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date (applicable only to corporation Registrants). Outstanding shares as of February 28, 1995:


   Class A (voting) Stock,        $1,000 par value          3,901 shares
   Class B (nonvoting) Stock,     $1,000 par value          3,212 shares
   Class C (nonvoting) Stock,     $  100 par value      1,631,920 shares




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

   The Company operates on a cooperative basis and distributes patronage dividends to its eligible member dealers each year in proportion to the amount of their annual purchases of merchandise from it. (See the subheading "Distribution of Patronage Dividends.")

   At December 31, 1994 there were 4,940 retail business outlets with respect to which such Membership Agreements had been entered into. Those States having the largest concentration of member outlets are California (approximately 10%), Texas (approximately 6%), Illinois and Florida (approximately 5% each), Michigan (approximately 4%) and Georgia (approximately 3%). States into which were shipped the largest percentages of the merchandise sold by the Company in 1994 are California (approximately 11%), Illinois (approximately 9%), Florida and Texas (approximately 6% each) and Michigan and Georgia (approximately 4% each). Less than 4% of the Company's sales are made to outlets located outside of the United States or its territories.

   Information as to the number of the Company's member outlets during each of the past three calendar years is set forth in the following table:


                                                1994      1993      1992
   Member outlets at beginning of period        4,921     4,986     5,111
   New member outlets                             198       158       183
   Member outlets terminated                      179       223       308

   Member outlets at end of period              4,940      4,921    4,986

   Dealers having one or more
     member outlets  at end of period           4,054      4,045    4,134


   The Company services its dealers by purchasing merchandise in quantity lots, primarily from manufacturers, by warehousing substantial quantities of said merchandise and by selling the same in smaller lots to the dealers. Most of the products that the Company distributes to its dealers from its regional warehouses are sold at a 10% markup. In 1994 warehouse sales accounted for 62% of total sales and bulletin sales accounted for 2% of total sales with the balance of 36% representing direct shipment, including lumber and building material sales.

   The proportions in which the Company's total warehouse sales were divided among the various classes of merchandise sold by it during each of the past three calendar years are as follows:

Class of Merchandise                                1994     1993     1992

Paint, cleaning and related supplies                 19%      19%      18%
Hand and power tools                                 14%      14%      15%
Electrical supplies                                  12%      12%      13%
Plumbing and heating supplies                        16%      15%      15%
General hardware                                     13%      12%      12%
Housewares and appliances                             6%       7%       7%
Garden, rural equipment and related supplies         11%      12%      11%
Sundry                                                9%       9%       9%


   The Company sponsors two major conventions annually (one in the Spring and one in the Autumn) at various locations. Dealers and vendors are invited to attend, and dealers generally place orders for delivery during the period prior to the next convention. During the convention regular merchandise, new merchandise and seasonal merchandise for the coming season are displayed to attending dealers. Lawn and garden supplies, building materials and exterior paints are seasonal merchandise in many parts of the country, as are certain sundries such as holiday decorations.

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

   An additional markup of 3% is applied on the various categories of sales of merchandise exported to certain dealers located outside of the United States and its territories and possessions. Effective April 1995, a flat 2% markup is applied to all direct shipment sales placed by all dealers located outside of the United States and its territories and possessions.

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

   The Company also has established special sales programs for lumber and building materials products and for products assigned from time to time to an "extreme competitive price sales" classification and for products purchased from specified vendors for delivery to certain of the Company's dealers on a direct shipment basis (LTL Plus Program). Under its lumber and building materials ("LBM") program, the Company imposes no handling charge, markup or national advertising assessment on direct shipment orders for such products. The LBM program also enables the Company's dealers to purchase these products at net invoice prices which pass on to them important cost savings resulting from the Company's closely monitored lumber and building materials purchasing procedures. Additionally, the LBM program offers dealers the opportunity to order less than truckload quantities of many lumber and building materials products at economical prices under the LTL warehouse redistribution procedure which the Company has established with certain major vendors.

   The Store Traffic Opportunity Program ("STOP") established by the
Company is a program under which certain stockkeeping units of specific products assigned to an "extreme competitive price sales" classification are offered for sale to its dealers for delivery from designated Company retail support centers. Sales under this program are made without the addition of freight charges and with such handling charge or markup (if any) of not more than 5% as shall be specified for each item. The Company's officers have authority to add items to, and to withdraw items from, the STOP program from time to time and to establish reasonable minimum or multiple item purchase requirements for the items offered under the program. No allocations or distributions of patronage dividends are made with respect to sales under the STOP program. Purchases under the STOP program are, however, deemed to be warehouse purchases or bulletin purchases, as the case may be, for purposes of calculating the forms of patronage dividend distributions. (See the subheading under this Item 1 entitled "Forms of Patronage Dividend Distributions.")

   The LTL Plus Program established by the Company is a program under which full or partial truckloads of products are purchased by the Company's dealers from specified vendors for delivery to such dealers on a direct shipment basis. No markup, handling charge or national advertising assessment is imposed by the Company on sales under the LTL Plus Program, and the maximum amount of patronage dividends allocated or distributed to the Company's dealers with respect to their purchases of products in the LTL Plus category is .5% of such sales. (See the subheading under this Item 1 entitled "Patronage Dividend Determinations and Allocations.")

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

   Through its wholly-owned subsidiary, Ace Insurance Agency, Inc., the Company makes available to its dealers a Group Dealer Insurance Program under which they can purchase a package of insurance coverages, including "all risk" property insurance and business interruption, crime, liability and workers'compensation coverages, as well as medical insurance coverage for their employees. AHC Realty Corporation, another wholly-owned subsidiary of the Company, provides the services of a broker to those dealers who desire to sell or seek a new location for a presently owned store or to acquire an additional store. Loss Prevention Services, Inc. a third wholly-owned subsidiary provides security training and services for all dealers desiring security assistance. In addition, the Company offers to its dealers retail computer systems consisting of computer equipment, maintenance service and certain software programs and services. These are marketed by the Company under its registered service mark "PACE".

   The Company manufactures paint and related products at a facility owned by it in Matteson, Illinois and will begin manufacturing paint and related products at a Chicago Heights, Illinois facility in mid 1995. These facilities now constitute the primary source of such products offered for sale by the Company to its dealers. It is operated as a separate Division of the Company for accounting purposes. All raw materials used by the Company to manufacture paint are purchased from outside sources. The Company has had adequate sources of raw materials, and no shortages of any materials which would materially impact operations are currently anticipated. The manufacturing of paint is seasonal to the extent that greater paint sales are found in the months of April through September. Historically, compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment have not had any material impact.

   The Company's business, either in hardware wholesaling or paint manufacturing activities is not dependent on any major suppliers and the Company feels that any seasonal fluctuations do not have a significant impact upon operations. For further discussion of the Company's business, see "Management's Discussion and Analysis of Financial Condition and Results of Operations", in Item 7 hereof.


Special Charges and Assessments

   The Company sponsors a national advertising program for which its dealers are currently assessed an amount equal to 1.25% of their purchases (exclusive of lumber, building materials, purchases of PACE computer systems (hardware and software), less than truckload lumber and building material program purchases and LTL Plus Program purchases as described above in this Item 1) from the Company during each bi-weekly period, with the current minimum annual assessment being $975.00 and with the maximum annual assessment being $4,750 for each business location of any one dealer which has become a member of the Company. The total annual amount of advertising assessments payable by any one dealer is also subject to a further maximum limit which is determined by multiplying the number of such dealer's member retail store outlets serving the general public by $4,750. In the case of a dealer whose place of business is located outside the contiguous States of the United States, the Company's management has authority to determine the extent, if any, to which such dealer shall be required to pay the annual national advertising assessment based upon its evaluation of the amount and nature of the television broadcasts received in the dealer's area. The percentage of bi-weekly purchases to be assessed for the Company's national advertising program and the amount of the maximum annual assessment for such program are both subject to being changed from time to time by action of the Board of Directors of the Company. The Company also has the authority, effective January 1, 1993 to impose a regional advertising assessment (for select geographic regions) not to exceed 2% of annual purchases with the same minimum and maximum assessments imposed by the National Advertising assessment.

   Each dealer must pay a low volume service charge if the dealer's purchases during the calendar year are less than the minimum purchase levels described below. Minimum purchase levels and the amount of the low volume service charge are subject to change from time to time by the Company's Board of Directors. Presently, the low volume service charge is $30.00 and applies beginning one (1) year after the granting of the membership, if the dealer's purchases from the Company (exclusive of carload lumber purchases) are less than $4,000.00 per bi-weekly billing period. If the dealer's purchases from the Company reach $104,000 during the calendar year, then the dealer receives credit on its next bi-weekly billing statement for all low volume service charges imposed on that account earlier in the same calendar year, and the account is not subject to any further low volume service charges for the rest of the calendar year. The low volume service charge is not billed on a bi-monthly basis to those accounts whose previous year's sales volume exceeded the minimum purchases level for the previous year, but the full annual low volume service charge will be billed at year end to those accounts if the minimum purchase level to avoid imposition of the charge has not been met for the current year. For the calendar year in which the first anniversary of the store's membership occurs, the $104,000 purchase requirement is pro-rated from the first billing statement after that anniversary through December 31, if less than a full calendar year. An Ace store that falls below minimum purchase levels may also be subject to termination.

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

   Subscriptions to a Material Safety Data Sheet information service are also mandatory for all stores located in the United States. The initial annual assessment imposed on such stores for such subscriptions is $30.00 for each single store or parent store and $15.00 for each branch store.


Trademark and Service Mark Registrations

   The names "ACE HARDWARE" and "ACE" are used extensively by the Company and by its member-dealers in connection with the promotion, advertising and marketing of products and services sold by the Company. The Company holds the following Trademark and Service Mark Registrations issued by the U.S. Patent and Trademark Office for the marks used by it:


                                                         Registration
           Description of Mark         Type of Mark         Number          Expiration Date
   "ACE HARDWARE" with winged
     emblem design                     Service Mark          840,176       December 5, 2007
   "ACE HARDWARE" with winged
     emblem design                     Trademark             898,070       September 8, 2000
   "WEATHER SHEDDER"                   Trademark           1,053,816       December 7, 1996
   "THE HELPFUL HARDWARE MAN"          Service Mark        1,055,741       January 4, 1997
   "ACE IS THE PLACE WITH THE
     HELPFUL HARDWARE MAN"             Service Mark        1,055,743       January 4, 1997
   "BRIGHT & EASY"                     Trademark           1,058,117       February 8, 1997
   "THE PAINTIN' PLACE"                Service Mark        1,138,654       August 12, 2000



                                    5



   "HARDWARE UNIVERSITY" with design   Service Mark        1,180,539       December 1, 2001
   "SUPER STRICKER"                    Trademark           1,182,330       December 15, 2001
   "PACE" with design                  Service Mark        1,208,887       September 14, 2002
   "ACE HARDWARE" with winged
     emblem design                     Trademark           1,277,581       May 15, 2004
   "ACE HARDWARE" in slanted
     bar design                        Trademark           1,426,137       January 27, 2007
   "ACE" in stylized
     lettering design                  Service Mark        1,464,025       November 3, 2007
   "ACE HARDWARE" in stylized
     lettering design                  Service Mark        1,486,528       April 26, 2008
   "ACE HARDWARE AND GARDEN
     CENTER" in stylized
     letting design                    Service Mark        1,487,216       May 3, 2008
   "FLO-SOFT"                          Trademark           1,532,900       April 14, 2009
   "ACE NEW EXPERIENCE" in
     stylized lettering design         Trademark           1,554,322       September 5, 2009
   "ACE SEVEN STAR" in
     stylized lettering design         Trademark           1,556,389       September 19, 2009
   "ACE BEST BUYS" in
     circle design                     Service Mark        1,560,250       October 10, 2009
   "PACER"                             Trademark           1,570,820       December 12, 1999
   "ACENET"                            Service Mark        1,574,019       December 26, 1999
   "ACE IS THE PLACE"                  Service Mark        1,602,715       June 19, 2000
   "LUB-E"                             Trademark           1,615,386       October 2, 2000
   "ACE FIVE STAR" in
     stylized lettering design         Trademark           1,627,887       December 18, 2000
   "ACE THREE STAR" in
     stylized lettering design         Trademark           1,631,237       January 15, 2001
   "ACE PRO"                           Trademark           1,632,078       January 22, 2001
   "ASK ACE"                           Service Mark        1,653,263       August 6, 2001
   Christmas Elves design              Trademark           1,669,306       December 24, 2001
   "ACE 2000"                          Service Mark        1,682,467       April 7, 2002
   "ACE" in stylized
     lettering design                  Trademark           1,683,538       April 21, 2002
   "HARMONY" in stylized
     lettering design                  Trademark           1,700,526       July 14, 2002
   "SEVEN STAR SATISFACTION GUARANTEED
     QUALITY ACE PAINTS" with design   Service Mark        1,705,321       August 4, 2002
   "THE OAK BROOK COLLECTION"
     in stylized lettering design      Trademark           1,707,986       August 18, 2002
   "ACE HARDWARE BROWN
     BAG BONANZA" with design          Service Mark        1,761,277       April 13, 2003
   "ACE HARDWARE COMMITTED
     TO A QUALITY ENVIRONMENT"         Service Mark        1,764,803       April 13, 2003
   "THE OAK BROOK COLLECTION"
     in stylized lettering design      Trademark           1,783,335       July 20, 2003
   "STORE 2000 THE STORE
     OF THE FUTURE"                    Service Mark        1,811,032       December 14, 2003
   "ENVIRO-CHOICE"                     Trademark           1,811,392       December 14, 2003


    Currently, the Company has applications pending before the U.S. Patent and Trademark Office for Registration of "ACE RENTAL PLACE" in stylized lettering design for use in connection with the rental of equipment, merchandise and supplies; "THE NEW AGE OF ACE" with design for business consulting and retail store services; "CELEBRATIONS" for Christmas lights and light fixtures and "GREAT FINISHES" for paints, paint-like coatings, primers, lacquers, stains and varnishes. In addition, the Company also has service mark applications pending for "ACE HOME CENTER," "HELPFUL HARDWARE FOLKS," Repeating "A" in stylized lettering design and Repeating "A" in stylized lettering design with "ACE" in stylized lettering design for retail store services.


Competition

   The competitive conditions in the wholesale hardware industry can be characterized as intensive due to the fact that independent retailers are required to remain competitive with discount stores and chain stores such as Wal-Mart, Home Depot, Menard's and Sears and with other mass merchandisers. The gradual shift of retail operations to high rent shopping center locations and the trend toward longer store hours have also intensified pressures to obtain low cost wholesale supply sources. The Company directly competes in several U.S. markets with Cotter & Company, Servistar Corporation, Hardware Wholesalers, Inc., Our Own Hardware
Company, and United Hardware Distributing Co., all of which companies are also dealer-owned wholesalers. Of the aforementioned companies, only Cotter & Company, headquartered in Chicago, Illinois, has a larger sales volume than the Company.


Employees

   The Company employs 3,664 full-time employees, of which 1,083 are salaried employees. Collective bargaining agreements covering one truck drivers' bargaining unit and four warehouse bargaining units are currently in effect at certain of the Company's distribution warehouses. The Company's employee relations with both union and non-union employees are considered to be good, and the Company has experienced no significant employee-related work stoppage in the past five years. All employees are covered either by negotiated or non-negotiated employee benefit plans which include hospitalization, death benefits and, with few exceptions, retirement benefits.


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

   The patronage dividends distributed on wholesale warehouse, bulletin and direct shipment sales made by the Company and on total sales of products manufactured by the Paint Division represented the following percentages of each of said categories of sales during each of the past three calendar years:


                                         1994        1993        1992

   Warehouse Sales                     4.64117%    4.94434%    5.26838%
   Bulletin Sales                      2.0%        2.0%        2.0%
   Direct Shipment Sales               1.0%        1.0%        1.0%
   Paint Sales                         8.2205%     7.9389%     8.9440%

   In addition to the dividends described above, patronage dividends are calculated separately and distributed on sales of lumber products, building material products and less-than-truckload (LTL) sales of lumber and building material products. Patronage dividends equal to .4073%, .1763% and .1260% of the total sales of these products (calculated separately by each of these three sales categories) were distributed to the Company's dealers who purchased those products in 1994, 1993 and 1992, respectively. Under the LTL Plus Program, patronage dividends are also calculated separately on sales of full or partial truckloads of products purchased by eligible dealers from specified vendors (see discussion of LTL Plus Program set forth above in this Item 1). The maximum amount of patronage dividends allocable to LTL Plus sales is .5% of such sales. The LTL Plus Program dividend was .5% of such sales for 1994, 1993 and 1992.


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


Forms of Patronage Dividend Distributions

   Patronage dividend distributions will be made to the eligible and qualified member dealers of the Company in cash, shares of the Company's Class C stock and patronage refund certificates in accordance with the following plan which has been adopted by the Company's Board of Directors with respect to purchases of merchandise made by such dealers from the Company on or after January 1, 1995, and which will continue to be in effect until such time as the Board of Directors, in the exercise of their authority and discretion based upon business conditions from time to time and the requirements of the Company, shall determine that such plan should be altered or amended:

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

          (e) an amount equal to 40% of the portion of the total patronage dividends allocated for distribution each year to such dealer for such store which exceeds $12,500;

       2. The portion of the total annual distribution allocated to any such dealer for each store owned or controlled by such dealer in excess of the amount to be distributed to such dealer for such store in cash shall be distributed each year in the form of shares of Class C Non-voting Stock of Ace Hardware Corporation (par value $100 per share), valued at the par value thereof, until the total par value of all shares of all classes of capital stock of the corporation held by such dealer with respect to such store equals the greater of:

          (a) $20,000; or

          (b) a sum equal to the total of the following categories of purchases made by such dealer for such store during the most recent calendar year;

              (i) 15% of the volume of warehouse (including STOP and
                  excluding Ace manufactured paint and related products) and bulletin purchases, plus

             (ii) 15% of the volume of Ace manufactured paint and related products purchases, plus

            (iii) 3% of the volume of drop-shipment or direct purchases
                  (excluding Ace manufactured paint and related products), plus

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

       3. The portion of the total patronage dividends allocated each year to any such dealer for each store owned or controlled by such dealer which exceeds the sum of (a) the amount to be distributed to such dealer for such store in cash pursuant to Paragraph 1., above and
       (b) any amount to be distributed to him in the form of shares of Class C Non-voting Stock of Ace Hardware Corporation (par value $100 per share) pursuant to Paragraph 2., above shall be distributed to such dealer in cash; provided, however, that in no event shall the total amount distributed under this plan to any such dealer for any such store in cash exceed 45% of the total patronage dividends allocated for such store for such year, and to the extent that any distribution to be made to any such dealer for any store pursuant to this Paragraph 3., would otherwise cause the total cash distribution to such dealer for such store to exceed 45% of the total patronage dividends allocated for such store for such year, the distribution to be made under this Paragraph 3., shall instead be made in the form of a non-negotiable patronage refund certificate having such a maturity date and bearing interest at such an annual rate as shall be determined by the Board of Directors prior to the issuance thereof.

    Patronage dividend distributions will be made to the eligible and qualified member dealers of the Company in cash, shares of the Company's Class C stock and patronage refund certificates in accordance with the following plan which has been adopted by the Company's Board of Directors with respect to purchases of merchandise made by such dealers from the Company on or after January 1, 1993, through and including December 31, 1994.

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

          (e) an amount equal to 40% of the portion of the total patronage dividends allocated for distribution each year to such dealer for such store which exceeds $12,500;

       2. The portion of the total annual distribution allocated to any such dealer for each store owned or controlled by such dealer in excess of the amount to be distributed to such dealer for such store in cash shall be distributed to him each year in the form of shares of Class C Non-voting Stock of Ace Hardware Corporation (par value $100 per share), valued at the par value thereof, until the total par value of all shares of all classes of capital stock of the corporation held by such dealer with respect to such store equals the greater of:

          (a) $20,000; or

          (b) a sum equal to the total of the following categories of purchases made by such dealer for such store during the most recent calendar year;

              (i) 13% of the volume of warehouse (including STOP and
                  excluding Ace manufactured paint and related products) and bulletin purchases, plus

             (ii) 10% of the volume of Ace manufactured paint and related products purchases, plus

            (iii) 3% of the volume of drop-shipment or direct purchases
                  (excluding Ace manufactured paint and related products), plus

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

       3. The portion of the total patronage dividends allocated each year to any such dealer for each store owned or controlled by such dealer which exceeds the sum of (a) the amount to be distributed to such dealer for such store in cash pursuant to Paragraph 1., above and
       (b) any amount to be distributed to him in the form of shares of Class C Non-voting Stock of Ace Hardware Corporation (par value
       $100 per share) pursuant to Paragraph 2., above shall be distributed to such dealer in cash; provided, however, that in no event shall the total amount distributed under this plan to any such dealer for any such store in cash exceed 49.9% of the total patronage dividends allocated for such store for such year, and to the extent that any distribution to be made to any such dealer for any store pursuant to this Paragraph 3., would otherwise cause the total cash distribution to such dealer for such store to exceed 49.9% of the total patronage dividends allocated for such store for such year, the distribution to be made under this Paragraph 3., shall instead be made in the form of a non-negotiable patronage refund certificate having such a maturity date and bearing interest at such an annual rate as shall be determined by the Board of Directors prior to the issuance thereof.

   With certain modifications, the above Plans are applied separately in determining the form in which patronage dividends accrued with respect to sales of lumber and building materials products are distributed. In this connection the combined patronage dividends allocated annually to a store from (a) sales of lumber products (other than LTL sales) to the store, (b) sales of building materials (other than LTL sales) to the store, and (c) LTL sales to the store are used in determining the minimum cash distribution percentages to be applied under Paragraph 1 of the above Plans. A store's patronage dividends from any other sales category with respect to which patronage dividends are distributed by the Company are not taken into account in determining either the minimum portion or any additional portion of the store's patronage dividends derived from its purchases of lumber and building materials products which is to be distributed in cash. Also, Paragraphs 2 and 3 of the above Plans are applied separately to patronage dividends on lumber and building materials sales and the requirements of Paragraph 2 of the Plans shall not be deemed to have been complied with in the cases of (a) purchases of lumber products (other than LTL purchases) or (b) purchases of building materials products (other than LTL purchases) until the store's holdings of Class C Non-voting Stock of the Company resulting from patronage dividends on the Company's sales to it within the particular one of those two sales categories for which a patronage dividend distribution is to be made equal 4% of the volume of the store's purchases within such category during the most recent calendar year. However, no such special Class C Stock requirement applies to patronage dividends accrued on LTL purchases.

   Notwithstanding the provisions of the above-described Plans, however, under Section 7 of Article XXIV of the Company's By-laws the portion of any patronage dividends which would otherwise be distributable in cash with respect to a retail dealer outlet which is a member of the Company will instead be applied against any indebtedness owing by the dealer to the Company to the extent of such indebtedness in any case where the membership for such outlet is cancelled or terminated prior to the distribution of such patronage dividends except that an amount equal to 20% of the dealer's total annual patronage dividends for such outlet will be paid in cash if a timely request for the payment of such amount in cash is submitted to the Company by the dealer.

   Because of the requirement of the U.S. Internal Revenue Code that the Company withhold 30% of the annual patronage dividends distributed to member dealers of the Company whose places of business are located in foreign countries or Puerto Rico (except in the case of unincorporated Puerto Rico dealers owned by individuals who are U.S. citizens and certain dealers incorporated in Guam, American Samoa, the Northern Mariana
Islands, or the U.S. Virgin Islands, if less than 25% of its stock is owned by foreign persons, and at least 65% of the Corporation's gross income for the last three years has been effectively connected with the conduct of a trade or business in such possession or in the United States), the cash portion of the annual patronage dividends of such dealers shall in no event be less than 30%.

   It is anticipated that the terms of any patronage refund certificates issued pursuant to Paragraph 3. of the foregoing Plans would include provisions giving the Company a first lien thereon for the amount of any indebtedness owing to it at any time by the owner of any such certificate and provisions subordinating the certificates to all the rights and claims of secured, general and bank creditors against the Company. It is further anticipated that all such patronage refund certificates will have maturity dates which will be no later than five years from the dates of issuance thereof.

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

   In order to aid the Company's dealers in acquiring and installing PACE and PAINTMAKER computer systems purchased from the Company, the Board of Directors of the Company has also authorized programs under which the Company will finance, for qualified dealers, (but not to exceed 80% of the cost of any system) in the case of a PAINTMAKER computer, within the range of $1,000 to $15,000 repayable over a period of three (3) years, and in the case of a PACE computer, within the range of $5,000 to $50,000 repayable over a period of five (5) years for such purpose. Dealers who obtain financing from the Company for these purposes direct the Company, during the financing term, to first apply toward the principal and interest due on such loans, the patronage dividends which would otherwise be payable in the form of patronage refund certificates for each year, and then to apply the patronage dividends which would otherwise be payable for the same year in the form of the Company's Class C stock.

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

   In order for the Company to receive a deduction from its gross income for federal income tax purposes for the amount of any patronage dividends paid by it to a patron (that is, to one of its eligible and qualifying dealers) in the form of qualified written notices of allocation, it is necessary that the Company pay (or apply against indebtedness owing to the Company by such patron in accordance with Section 7 of Article XXIV of the Company's By-laws) not less than 20% of the total patronage dividends distributable to such patron in cash and that the patron consent to having the written notices of allocation, at their stated dollar amounts, included in his gross income for the taxable year in which they are received by him. It is also required under the Code that any patronage dividend distributions deducted by the Company on its federal income tax return with respect to business done by it with patrons during the year for which such deduction is taken must be made to the Company's patrons within 8 months after the end of such year.

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

   A dealer receiving a patronage refund certificate as part of the dealer's patronage dividends in accordance with the last clause of Paragraph 3 of the patronage dividend distribution plans previously described under the subheading "Forms of Patronage Dividend Distributions" in this Item 1, may be deemed to have received interest income in the form of an original issue discount to the extent of any excess of the face amount of the certificate over the present value of the stated principal and interest payments to be made by the Company under the terms of the certificate. Such income would be taxable to the dealer ratably over the term of the certificate under Section 7872(b) (2) of the U.S. Internal Revenue Code. The present value for this purpose is to be determined by using a discount rate equal to the applicable Federal rate in effect as of the day of issuance of the certificate, compounded semi-annually.

   The Company will be required to withhold federal income tax on the patronage dividend distribution which is made to a payee who has not furnished his taxpayer identification number to the Company or as to whom the Company has notice of the fact that the number furnished to it is incorrect. A cooperative organization may also be required to withhold on the cash portion of each patronage dividend distribution made to a payee who becomes a member of the cooperative if the payee fails to certify to the cooperative that he is not subject to backup withholding. It is the opinion of counsel for the Company that this provision is not applicable to any patronage dividend distribution to a payee unless 50% or more of the total distribution is made in cash. Since all of the Company's patronage dividends for a given year are distributed at the same time and the Company's currently effective patronage dividend plan does not permit any store which is a member of the Company to receive more than 49.9% of its patronage dividends for the year in the form of cash, it is said counsel's further opinion that such a certification failure would ordinarily have no effect on the Company or any of its dealers.

   Patronage dividends distributed by a cooperative organization to its patrons who are located in foreign countries or certain U.S. possessions have been held to constitute fixed or determinable annual or periodic income on which such patrons are required to pay a tax of 30% of the amount received in accordance with the provisions of Sections 871(a)(1)(A) and 881(a) (1) of the Internal Revenue Code, as do patronage dividends distributed to patrons which are incorporated in Puerto Rico or who reside in Puerto Rico but have not become citizens of the United States. With respect to its dealers who are subject to such 30% tax, the Company is also obligated to withhold from their patronage dividends and pay over to the U.S. Internal Revenue Service an amount equal to the tax. The foregoing provisions do not apply to a corporation organized in Guam, American
Samoa, the Northern Mariana Islands, or the U.S. Virgin Islands if less than 25% of its stock is owned by foreign persons and at least 65% of its gross income for the last three years has been effectively connected with the conduct of a trade or business in such possession or in the United States.

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


International Retail Merchants

   In 1989, the Company's Board of Directors authorized the Company to affiliate International Retail Merchants, who operate retail businesses outside the United States, its territories and possessions. International Retail Merchants do not sign the Company's Regular Membership Agreement, but may, depending on the circumstances, be granted a license to use certain of the Company's trademarks and service marks. They do not sign stock subscription agreements or become shareholders of the Company, nor do they receive distributions of patronage dividends. As of December 31, 1994, 1993 and 1992 International Retail Merchant volume with the Company accounts for less than 4% of the Company's total sales in each such year.


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

Distribution Warehouses:
  Lincoln, Nebraska                       346,000          Leased       December 31, 2006
  Arlington, Texas                        313,000          Leased       July 31, 1996
  Perrysburg, Ohio                        396,000          Leased       November 1, 2004
  Tampa, Florida                          391,760          Owned
  Harmans, Maryland                       277,000          Owned
  Yakima, Washington                      502,400          Owned
  Maumelle, Arkansas                      585,500          Owned
  LaCrosse, Wisconsin                     363,000          Owned
  Bloomfield, Connecticut                 449,820          Owned
  Huntersville, North Carolina            354,000          Owned
  Rocklin, California                     470,000          Owned
  Gainesville, Georgia                    478,000          Owned
  Prescott Valley, Arizona                633,000          Owned
  Princeton, Illinois                   1,080,000          Owned
  Carol Stream, Illinois (2)              250,000          Leased       September 30, 1999
  Chicago, Illinois (3)                    18,168          Leased       May 31, 1997



Print Shop Facility:
  Downers Grove, Illinois                  41,000          Leased       January 31, 1998

Paint Manufacturing Facility:
  Matteson, Illinois                      356,000          Owned
  Chicago Heights, Illinois (4)           194,000          Owned

Other Property (Land):
  Aurora, Illinois                       72 acres          Owned
  LaCrosse, Wisconsin (5)                 3 acres          Owned

  (1) Includes 35,254 square feet leased to tenant until July 31, 1996.
      The subject property is adjacent to the Company's general offices.
  (2) This facility was leased by the Company in October, 1994, for use as a bulk merchandise redistribution center.
  (3) This facility was leased by the Company in June, 1994 for use as a freight consolidation center.
  (4) This facility was purchased by the Company in December, 1994 and is currently being remodeled. The Company anticipates that production will commence the second quarter of 1995.
  (5) This land is adjacent to the Company's LaCrosse, Wisconsin warehouse.

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


Item 4. Submission To A Vote Of Security Holders

    None.


                                  PART II

Item 5. Market For The Registrant's Common Equity And Related Stockholder
Matters

   There is no existing market for the stock of the Company and there is no expectation that any market will develop. The Company is organized and operates as a cooperative corporation, and its stock is owned exclusively by retailers of hardware and related merchandise who are members of the Company.

   The number of holders of record as of February 28, 1995 of each class of stock of the Company is as follows:


                 Title of Class                  Number of Record Holders

          Class A stock, $1,000 par value                 3,901
          Class B stock, $1,000 par value                   803
          Class C stock, $100 par value                   4,770

   Dividends, other than patronage dividends are prohibited by the Company's Articles of Incorporation and By-laws. See the discussion of patronage dividends under Item 1. Business.




Item 6. Selected Financial Data

                                            SELECTED FINANCIAL DATA

Income Statement Data:

                                                                 Year Ended December 31,
                                            1994           1993           1992           1991           1990
                                                                    (000's omitted)
Net sales                                $2,326,115     $2,017,763     $1,870,625     $1,704,203     $1,625,029
Cost of sales                             2,158,896      1,867,326      1,723,017      1,569,871      1,497,147

Gross profit                                167,219        150,437        147,608        134,332        127,882
Total expenses                              102,697         93,345         86,841         75,175         67,470

Net earnings                             $   64,522     $   57,092     $   60,767     $   59,157     $   60,412

Patronage dividends (Note A, B, 5 and 8) $   64,520     $   59,023     $   63,207     $   57,729     $   57,519

Balance Sheet Data:

                                                                 Year Ended December 31,
                                             1994           1993           1992           1991           1990
                                                                   (000's omitted)
Total assets                               $725,481       $667,488       $594,676       $540,953       $479,202
Working capital                             143,979        133,287        103,952        105,899         92,376
Long-term debt                               64,287         71,286         51,696         38,737         22,521
Patronage refund certificates payable,
   long-term                                 63,666         56,270         55,389         58,559         52,134
Member dealers' equity                      199,827        186,028        175,681        164,411        154,563


(A) The Company operates as a cooperative organization, and pays patronage dividends to member dealers on earnings derived from business done with such dealers. It is the practice of the Company to distribute substantially all patronage sourced earnings in the form of patronage dividends.

(B) The form in which patronage dividends are to be distributed can only be determined at the end of each year when the amount distributable to each of the member dealers is known. For the five years ended December 31, 1994, patronage dividends were payable as follows:

                                              1994          1993            1992           1991           1990
                                                                      (000's omitted)

In cash                                     $27,302        $25,766        $27,538        $26,864        $26,462
In patronage refund certificates payable      9,920         12,728         14,598         15,176         13,597
In Class C Stock                             21,766         19,064         20,301         14,841         16,322
In patronage financing deductions             5,532          1,465            770            848          1,138

Total patronage dividends                   $64,520        $59,023        $63,207        $57,729        $57,519


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

   In the second quarter of 1994, the Company established an unsecured revolving credit facility with a group of banks. The Company had unused unsecured lines of credit of $120.0 million at December 31, 1994. Any borrowings under these lines of credit would bear interest at the prime rate or less. Long-term financings are arranged as determined necessary to meet the Company's capital or other requirements, with principal amount, timing and form dependent on prevailing debt markets and general economic conditions.

   Capital expenditures for new and improved facilities were $28.3, $16.3 and $34.6 million in 1994, 1993 and 1992, respectively. During 1994, the Company financed the $28.3 million of capital expenditures out of current and accumulated internally generated funds, and short-term borrowings.
1995 capital expenditures are anticipated to be approximately $44.3 million primarily for a new distribution facility and improvements to existing facilities.

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


Operations-1994 Compared to 1993

   Net sales increased 15.3% in 1994 primarily due to increases in volume from existing dealers and increased International sales. Sales of basic hardware and paint merchandise (including warehouse, bulletin, and direct shipments) increased 13.5%. Increased advertising activity fueled strong 1994 promotional increases, particularly in the warehouse sales categories. Lumber and building material sales experienced higher percentage increases in 1994 as sales efforts were accelerated. Net dealer outlets increased in 1994 as set forth on page 1 partially reversing previous year declines. Targeted sales efforts on new store development and conversions to the Ace program and increased emphasis on dealer retail success resulted in positive 1994 dealer growth.

   Gross profit increased $16.8 million or 11.2% vs. 1993 due primarily to the strong sales results in the basic sales categories and strong manufacturing profits. As a percent of sales, however, gross profit declined due to continued growth of competitively priced and promotional items within the overall sales mix. Upfront rebates through reduced handling charges and low upfront pricing programs and discounts have accelerated and reduced gross profit as a percent of sales.

   Warehouse and distribution expenses decreased by $2.3 million or 7.2%, and as a percent of sales due to increased traffic revenues and reduced building and operating costs due to the replacement of a facility in early 1993.



   Selling, general, and administration expenses increased by $9.1 million or 16.8% and as a percent of sales due to reduced net advertising income, increased personnel costs for field retail support and increased marketing costs. Increases within these expense categories are directly related to retail support of Ace dealers.

   Interest expense increased $2.2 million in 1994 due to increased borrowing levels to fund the sales growth and increased interest rates. The use of both short-term borrowings and long-term financing is expected to continue to fund planned capital expenditures (see liquidity and capital resources and Notes 3 and 4 to the financial statements).

   Other income increased $807,000 or 27.7% in 1994 due to increased interest income related to dealer financing programs and 1993 losses on asset disposals at a replaced facility which did not re-occur in 1994.


Operations-1993 Compared to 1992

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

   Gross profit increased $2.8 million or 1.9% vs. 1992 due primarily to higher net merchandise discounts and allowances. Gross profit decreased as a percent of sales, however, due to reduced handling charges on competitively priced items and shifts in the Company's sales mix.

   Warehouse and distribution expenses decreased by $641,000 or 2.0% due to decreased building rental and facility costs and increased levels of warehousing costs absorbed into cost of sales, partially offset by increased personnel and equipment costs and traffic freight subsidies.

   Selling, general, and administration expenses increased by $5.9 million or 12.2% due to higher personnel costs and marketing expenses partially offset by higher advertising and retail support income.

   Interest expense increased $1.4 million in 1993 despite lower interest rates due to increased borrowing levels resulting from the financing of planned capital expenditures and increased inventory levels.


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


Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosures

None.


                                            PART III

Item 10. Directors And Executive Officers Of The Company

    The directors and the executive officers of the Company are:

                                                   Position(s) Held
           Name                 Age             and Business Experience

    Jennifer C. Anderson         44        Director since June 6, 1994; term
                                           expires 1997; President of Davis
                                           Lumber and Ace Hardware, Inc.,
                                           Davis, California.

    Michael C. Bodzewski         45        Vice President-Merchandising since
                                           June, 1990; General Merchandise
                                           Manager since April, 1988.

    Lawrence R. Bowman           48        Director since February 4, 1991;
                                           term expires 1995; Vice President
                                           of Owenhouse Hardware Co., Inc.,
                                           Bozeman, Montana.

    David F. Hodnik              47        President and Chief Operating
                                           Officer since January 1, 1995;
                                           Executive Vice President and Chief
                                           Operating Officer since January,
                                           1994; Executive Vice President and
                                           Treasurer since January, 1991;
                                           Senior Vice President and Treasurer
                                           since January, 1988; Vice
                                           President-Finance and Management
                                           Information Systems and Treasurer
                                           since September, 1986; Vice
                                           President-Finance and Treasurer
                                           from December, 1982.

    Paul M. Ingevaldson          49        Vice President-Corporate Strategy
                                           and International Business since
                                           September, 1992; Vice President-
                                           Retail Support Services since
                                           August, 1989; Vice President-
                                           Western Region since September 1,
                                           1988; Vice President-Distribution
                                           since September, 1986; Vice
                                           President-Management Information
                                           Systems from October, 1985;
                                           Director of Data Processing from
                                           October, 1982.

    Mark Jeronimus               46        Director since June 3, 1991; term
                                           expires 1997; President of Duluth
                                           Hardware, Inc., Duluth, Minnesota.

    Howard J. Jung               47        Director since June 1, 1987; term
                                           expires 1996; Vice President of
                                           Ace Hardware & Home Center, Inc.,
                                           Raleigh, North Carolina.

    Rita D. Kahle                38        Vice President-Finance since
                                           January, 1994; Vice President-
                                           Controller since January, 1992;
                                           Controller from July, 1988.

    John E. Kingrey              51        Director since May 17, 1992;
                                           term expires 1996; President of
                                           WK&K Corp., Wimberley, Texas.

    Richard E. Laskowski         53        Chairman of the Board since
                                           February 18, 1992 and Director
                                           since June 1, 1987; term expires
                                           1995; President of Ace Hardware
                                           Home Center of Round Lake, Inc.,
                                           Round Lake, Illinois.

    David W. League              55        Vice President-General Counsel and
                                           Secretary since June, 1990; General
                                           Counsel and Secretary since
                                           January, 1990; General Counsel
                                           since January, 1989.



                                                   Position(s) Held
           Name                 Age             and Business Experience


    William A. Loftus            56        Senior Vice President-Retail
                                           Operations and Marketing since
                                           October, 1994; Senior Vice
                                           President-Marketing and Advertising
                                           since September, 1992; Senior Vice
                                           President since January 1, 1991;
                                           Vice President-Retail Support
                                           Operations since August, 1989; Vice
                                           President-Eastern Region since
                                           September 1, 1988; Vice President-
                                           Sales since October, 1983; National
                                           Sales Manager from October, 1976.

    David F. Myer                49        Vice President-Retail Support and
                                           New Business since October, 1994;
                                           Vice President-Retail Support
                                           since August, 1992; Vice President-
                                           Distribution since July, 1989.

    Fred J. Neer                 55        Vice President-Human Resources
                                           since April, 1989; Director of
                                           Human Resources from April, 1986.

    Ray W. Osborne               58        Director since June 6, 1988; term
                                           expires 1997; President of Cook &
                                           Sons Ace Hardware Company, Inc.,
                                           Albertville, Alabama.

    Roger E. Peterson            57        Chief Executive Officer (CEO) since
                                           January 1, 1995; President and
                                           Chief Executive Officer (CEO) since
                                           December, 1989; President since
                                           August, 1986; Executive Vice
                                           President from March, 1985; Vice
                                           President-Operations from
                                           December, 1982.

    Donald L. Schuman            56        Vice President-Information Systems
                                           since June, 1990; Director-
                                           Information Systems since January,
                                           1987.

    Jon R. Weiss                 59        Director since June 4, 1990; term
                                           expires 1996; President of John W.
                                           Weiss Hardware Company, Glenview,
                                           Illinois.

    Don S. Williams              53        Director since June 6, 1988; term
                                           expires 1997; President of Williams
                                           Lumber, Inc., Rhinebeck, New York.

    James R. Williams            47        Director since June 5, 1989; term
                                           expires 1995; Vice President of
                                           Williams Ace Hardware, Inc.,
                                           Wichita, Kansas.

   The By-laws of the Company provide that its Board of Directors shall be comprised of such number of persons, not less than 9 and not greater than 12, as shall be fixed from time to time by the Board of Directors. A minimum of 9 of the directors shall be dealer directors. A maximum of two of the directors may be non-dealer directors. A person shall be eligible for election or appointment as a non-dealer director without regard to whether or not such person is the owner of a retail business organization which is a stockholder of Ace Hardware Corporation, or an executive officer, general partner or general manager of such a retail business organization. The By-laws also provide for three classes of directors who are to be elected for staggered 3-year terms.



   The By-laws provide that no person is eligible to serve as a dealer director unless such person is either the owner of a retail business organization holding stock in the Company or an executive officer, general partner or general manager of such a retail business organization.
Regional dealer directors are elected from geographic regions of the United States established by the Board. If the Board determines that all regions have representation by regional dealer directors and the maximum number of directors would not thereby be exceeded, then dealer directors at large may also be elected.

   In accordance with the applicable procedure established by the By-laws, the following directors have been selected as nominees for reelection at the annual stockholders meeting to be held on June 5, 1995, as directors of the classes, from the regions, and for terms as indicated below:

Nominee
                                    Class       Region         Term

Richard E. Laskowski                Third          4          3 years
James R. Williams                   Third          5          3 years
Lawrence R. Bowman                  Third          7          3 years

   The person named below has been selected as the nominee for election to the Board for the first time at the 1995 annual meeting as a non-dealer director of the class, and for the term indicated.

Nominee
                           Age      Class       Region         Term

Roger E. Peterson          57       Third        None         3 years

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



Item 11. Executive Compensation

    The following information is set forth with respect to the cash compensation paid by the Company to each of the five highest paid executive officers of the Company whose cash compensation exceeded $100,000, for services rendered by them in all capacities to the Company and its subsidiaries during the fiscal year ended December 31, 1994 and the two previous fiscal years:

                                            SUMMARY COMPENSATION TABLE



                                                                                                              Long-Term
                                                   Annual Compensation                                       Compensation
                                                                                  (2)
        Name                                                                     Other                                    (4)
        and                                                                      Annual                  (3)           All Other
     Principal                                                     (1)           Compen-              Long-Term        Compen-
     Position                        Year      Salary ($)        Bonus ($)      sation ($)            Payouts ($)      sation ($)
Roger E. Peterson                    1994       $800,000         $125,000        $12,907                  -             $147,159
Chief Executive Officer (CEO)        1993        670,000          100,000         19,001                  -              139,598
                                     1992        635,000             -            17,174                  -              115,758

David F. Hodnik                      1994        350,000           61,250         17,561                15,583            77,782
President and Chief Operating        1993        328,000           50,840         14,794                15,500            75,210
Officer (COO)                        1992        312,000           49,920         13,929                  -               66,943

William A. Loftus                    1994        260,000           45,500         10,163                12,000            61,308
Senior Vice President-Retail         1993        250,000           37,500         32,881                12,000            61,560
Operations and Marketing             1992        240,000           24,000         16,447                  -               51,918

Paul M. Ingevaldson                  1994        232,000           41,760          7,190                10,583            59,111
Vice President-                      1993        222,000           31,080         23,915                10,700            53,457
Corporate Strategy and               1992        212,000           30,740          9,584                  -               46,522
International Business

David F. Myer                        1994        170,000           28,050         11,021                 6,896            39,690
Vice President-                      1993        150,000           15,750          7,475                 6,800            35,579
Retail Support and                   1992        135,250           18,259          8,209                  -               32,030
New Business


(1) The Incentive Compensation Plan covers each of the executive officers (except Mr. Peterson). The bonus amounts awarded to participants in the Plan are determined in accordance with achievement of individual performance based objectives and achievement of corporate goals. For 1991 to 1993, the maximum short-term incentive award for Messrs. Hodnik, Loftus and Ingevaldson was 18% of their respective annual salaries and for other executive officers was 15% of their annual salary. For 1994, and after, the maximum short-term incentive award for each executive officer is 20% of their respective salary.
    The short-term bonus award becomes payable to each participant as early as practicable at or after the end of the fiscal year. The bonus amounts for Mr. Peterson were special awards as described in the Compensation Committee Report.

(2) The Company provides automobiles and prior to 1993 provided club memberships to certain of its executive officers. The Company requires them to maintain records with respect to any business automobile use. Such officers pay, both directly and by reimbursement to the Company, personal automobile expenses and personal charges at clubs. The compensation table set forth above includes the value of these items and such value for any officer did not exceed the lesser of $25,000 or 10% of the compensation reported for each in said table.



(3) Includes the long-term incentive award under the Incentive Compensation Plan paid in 1994. The long-term executive award is based on corporate performance over a three year time frame (beginning with the period 1990 to 1992). For the 1993 Plan, payable in 1994, the maximum long-term incentive award for Messrs. Hodnik, Loftus, Ingevaldson, and Myer and other executive officers was 8.7% of their respective average 3 year annual salaries. The long term incentive award is determined and becomes payable to each participant as early as practicable each year if the participant is still employed by the Company on the preceding 31st of December.

    In 1994, the incentive plan was revised and a new long term Officer Incentive Plan was adopted. The 1994 value added long-term Officer incentive plan is based upon corporate performance over a three year period with emphasis on total shareholder return through maximizing both year-end patronage dividends and upfront dividends (throughout the year) through pricing programs and discounts. This plan maintains the commitment to long-term performance and shareholder return in a cooperative environment. One third of the total long-term incentive award is subject to a one year vesting provision. Total awards granted for 1994, payable in 1995, were $105,870, $80,204, $71,221 and $48,684 for Messrs. Hodnik, Loftus, Ingevaldson and Myer, respectively.

    Effective January 1, 1995, a Long Term Incentive Compensation Deferral Option Plan was adopted. Executive officers may elect to defer a portion (20% to 100%, in 20% increments) of the annual award granted. Participants' compensation deferrals are credited with a specified rate of interest to provide a means to accumulate supplemental retirement benefits. Deferred benefits are payable over a period of 5 to 20 years. Annual elections are required for the upcoming deferral year by December of the preceding year. Of the total 1994 awards, amounts deferred were $84,696, $64,163, $71,221 and $32,456 for Messrs. Hodnik, Loftus, Ingevaldson and Myer, respectively.

(4) Includes compensation for the Executive Supplemental Benefit Plan
    (ESBP), contributions to the Company's Profit Sharing Plan which has been in existence since January 1, 1953, and contributions to the Company's Retirement Benefits Replacement Plan.

    The Board of Directors adopted the Executive Supplemental Benefit Plan
    (ESBP) in 1991. ESBP provides supplemental life insurance through a universal life insurance policy, supplemental long-term disability and supplemental retirement benefits to the executive officers. Under the supplemental retirement benefits portion of ESBP a formula equal to .02 of 1% of the total corporate annual Patronage Dividend times the number of executive officers participating determines the total annual supplemental retirement benefits under ESBP. This total sum for all executive officers allocated to the supplemental retirement benefits portion of ESBP cannot exceed $200,000 in any year. The sum is allocated to the executive officers and placed in the cash value portion of each participant's variable annuity insurance policy as soon as practicable in each subsequent year. During the year 1994, total contributions were $13,414 for Messrs. Peterson, Hodnik, Loftus and Ingevaldson and $10,731 for Mr. Myer.

    In 1994, the supplemental retirement benefits portion of the ESBP was replaced with the Long Term Incentive Compensation and Deferral Option Plan, as described above. The Company funds only the base premium to keep the supplemental universal life insurance policy in force but does not contribute to supplemental retirement benefits through this vehicle. Participants may elect to deposit a portion (up to one third) of the long term incentive award into the variable annuity insurance policy in their name or may elect to defer this portion under the Deferral Option Plan.



    All active employees are eligible to participate in the Company's profit sharing plan after one year of service. Those active employees covered by a collective bargaining agreement regarding retirement benefits, which were the subject of good faith bargaining, are not eligible if such agreement does not include them in the plan. For the year 1994, the Company contributed 10.9% of each participant's eligible compensation to the Plan. During the year 1994, $16,350 was expensed by the Company pursuant to the Plan for Messrs. Peterson, Hodnik, Loftus, Ingevaldson and Myer.

    The Company has also established a Retirement Benefits Replacement
    Plan coveringall executive officers of the Company. This is an unfunded Plan under which the participants therein are eligible to receive retirement benefits equal to the amounts by which the benefits they would otherwise have been entitled to receive under the Company's
    Profit Sharing Plan may be reduced by reason of the limitations on contributions and benefits imposed by any current or future provisions of the U.S. Internal Revenue Code or other federal legislation.
    During the year 1994, amounts expensed by the Company pursuant to the Plan were $113,078 for Mr. Peterson, $42,535 for Mr. Hodnik, $26,074 for Mr. Loftus, $25,380 for Mr. Ingevaldson and $9,465 for Mr. Myer.

(5) As a cooperative whereby all stockholders are member dealers, the Company does not grant or issue stock awards of any kind.

   Messrs. Hodnik, Loftus, and Ingevaldson are employed under contracts, each dated October, 1994 for respective terms of two years, terminating December 31, 1996. Mr Myer is employed under a contract dated December 15, 1993 for a two year term terminating December 31, 1995. The contracts provide for annual compensation effective January 1, 1995 of $450,000, $275,000, $247,000, and $187,000 respectively or such increased amount, if any, as shall be approved by the Board of Directors.

   The Company also maintains a Pension Plan which has been in existence since December 31, 1970. All active employees are eligible to participate in this Plan on the first January 1 that they are working for the Company. Those active employees covered by a collective bargaining agreement regarding retirement benefits, which were the subject of good faith bargaining are not eligible if such agreement does not include them in the plan. The Plan provides benefits at retirement at or after age 65 determined under a formula which takes into account 60% of a participant's average base pay (including overtime) during the 5 highest consecutive calendar years of employment and years of service prior to age 65, and under which an offset is applied for the straight life annuity equivalent of the vested portion of the participant in the amount of benefits provided for them by the Company under the Profit Sharing Plan.

   Examples of yearly benefits provided by the Pension Plan (prior to reduction by the Profit Sharing Plan offset) are as follows:

                                          Years of Service
Remuneration             10          15          20          25     30 or more

$200,000              $40,000     $60,000     $80,000     $90,000     $90,000
$150,000               30,000      45,000      60,000      75,000      90,000
$100,000               20,000      30,000      40,000      50,000      60,000
$ 50,000               10,000      15,000      20,000      25,000      30,000

   The amounts shown above represent straight life annuity amounts.
Maximum benefits from the Pension Plan are attained after 30 years of service and attainment of age 65. The compensation covered by the Pension Plan consists of base compensation (exclusive of bonuses and non-recurring salary or wage payments) and shall not exceed $150,000 of such total remuneration paid to a participant during any plan year. Remuneration and yearly benefits under the Plan are limited, and subject to adjustment, under Sections 415(d) and 401(a)17 of the U.S. Internal Revenue Code. The present credited years of service under the Pension Plan for the currently employed executive officers named in the compensation table are as follows:



Roger E. Peterson-18 years; David F. Hodnik-22 years; William A. Loftus-18 years; Paul M. Ingevaldson-15 years; David F. Myer-13 years.


Compensation Committee Report

   The corporation's Executive Compensation philosophy is one that supports the Company's fundamental business strategies. We stress long term measured results, focus on teamwork, accepting prudent risks, and are strongly committed to fulfilling dealer/consumer needs.

   Our compensation program reflects a policy of competitive performance based pay. Our competitors for Human Resources include publicly owned for profit retail corporations, privately owned for profit retail enterprises, and other national cooperatives. Each of these comparative groupings has quite a different compensation practice/philosophy. An annual review is performed of executive cash compensation at competitor enterprises. Our orientation is to be cognizant of their respective practices and pay levels, but to give greater emphasis to that which supports the needs of our dealer network.

   In 1994, the Compensation Committee changed the compensation mix to one which stresses the provision of more significant performance based incentives, particularly long term. 1994 salary increases for executive officers, excluding Mr. Peterson, averaged 8.8% per eligible executive. Annual and long term incentive opportunities were increased beginning in 1994, with substantive changes in long term performance criteria. Individual, isolated criteria to achieve results have been eliminated due to their emphasis on short-term decisions. Long-term performance is evaluated heavily on a measurement of total shareholder return including both year-end patronage dividends and upfront dividends through low-upfront pricing programs and discounts. This criteria maximizes total return to our membership.

   As it relates to the President/CEO compensation, the Committee in the past relied on providing the President/CEO with a base salary without either annual or long term incentives. The primary rationale for this was to allow the President/CEO to make objective recommendations pertaining to incentive eligible officers without the incumbrance of a personal stake associated with the same performance criteria. In connection with the pending retirement of the CEO in May, 1995 and the election of a new President effective January 1, 1995, this has changed so as to ensure the commitment of the President position to the longer term interest of our dealer network. Effective in 1995, the President's compensation includes a base salary and a long-term incentive award only (no short-term award) so as to maintain the commitment to long-term performance and shareholder return.

   For 1994 and 1993, special incentive awards of $125,000 and $100,000 were granted to the CEO. This was warranted due to his exclusion from all previous incentive awards, exceptional Company results during these years and Mr. Peterson's long-term contribution to the success of Ace and its retailers.

   The Committee reviews the executive benefits provided all senior executives. Country club memberships previously granted to some officers have been eliminated, except for the President.


Compensation of Directors

   Effective January 1, 1995, and January 1, 1994, each member of the
Board of Directors receives a monthly fee of $2,650 and $2,500, respectively, for their services. Effective as of the foregoing dates, Mr. Laskowski is paid a total annual fee of $110,000 and $100,000 per year, respectively, in his capacity as Chairman of the Board.

   In 1994, the previous Deferred Director Fee Plan was amended, restated and retitled the Directors' Deferral Option Plan. Like the Officers' Long Term Incentive Compensation Deferral Option Plan, under this Directors' Plan, directors may elect to defer a portion (5% to 100%, in 5% increments)


of their annual director's fee. Deferred benefits are payable over a period of 5 to 20 years, as elected. Annual elections are required for the upcoming deferral year by December of the preceding year.

   Each member of the Board is also reimbursed for the amount of travel and lodging expenses incurred in attending meetings of the Board and of the Committees of the Board. The expenses incurred by them in attending the semi-annual conventions and exhibits which the Company sponsors are also paid by the Company. Each member of the Board is also paid $200.00 per diem compensation for special committee meetings and nominating committee regional trips attended.


Item 12. Security Ownership Of Certain Beneficial Owners And Management

   With the exception of Mr. Laskowski, no shares of the Company's stock were held by any of its officers. No person owns of record or is known by the Company to own beneficially more than five percent of the outstanding voting securities of the Company.

   The following table sets forth the shares of Class B Stock and Class C Stock of the Company held beneficially, directly or indirectly, by each director owning such shares, individually itemized, and by all officers and directors as a group, as of February 15, 1995:

                                  Class B Stock Owned            Class C Stock Owned
                                   Number      Percent           Number      Percent
                                 of  Shares    of Class        of Shares     of Class
    Jennifer C. Anderson              4          0.118%           2,037        0.134%
    Lawrence R. Bowman                4          0.118%           1,176        0.077%
    Mark Jeronimus                    -            -                730        0.048%
    Howard J. Jung                    -            -              3,261        0.214%
    John E. Kingrey                   4          0.118%             680        0.045%
    Richard E. Laskowski              4          0.118%          10,213        0.670%
    Ray W. Osborne                    4          0.118%             705        0.046%
    Jon R. Weiss                      4          0.118%           2,037        0.134%
    Don S. Williams                   -            -              2,529        0.166%
    James R. Williams                 4          0.118%             671        0.044%

    All above directors and
        officers as a group          28          0.826%          24,039        1.578%

   There are no known contractual arrangements nor any pledge of securities of the Company which may at a subsequent date result in a change in control of the Company.


Item 13. Certain Relationships And Related Transactions

   No director, executive officer, security holder who is known to the Registrant to own of record or beneficially more than five percent of any class of the Registrant's voting securities, or any member of the immediate family of any of the foregoing persons, had during the last fiscal year or is currently proposed to have any material interest, direct or indirect, in any transaction in which the amount involved exceeds $60,000 and to which the Registrant was or is to be a party, except that each of the directors purchased merchandise and services from the Registrant in the ordinary course of business on behalf of the retail hardware businesses in which they have ownership interests. None of such persons received benefits not shared by other hardware retailers supplied by the Registrant.


   No director has had any business relationship which is required to be disclosed pursuant to Item 404(b) of Regulation S-K of the Securities and Exchange Commission, during the Registrant's last fiscal year. Mr. Peterson, who is a director nominee, and has announced his retirement as CEO of the Company effective May 31, 1995 is subject to an agreement through May 31, 2000 providing for non competition within the industry, participation in designated Company functions and total renumeration of $150,000 per year over the 5 year term.

   No director, director nominee, executive officer, any member of the immediate family of any of the foregoing, or any corporation or organization of which any of the foregoing is an executive officer, partner, or, directly or indirectly, the beneficial owner of ten percent or more of any class of equity securities, or any trust or other estate in which any of the foregoing has a substantial beneficial interest or as to which such person serves as a trustee or in a similar capacity, has been indebted to the Registrant or its subsidiaries at any time since the beginning of the Registrant's last fiscal year in an amount in excess of $60,000, except for indebtedness incurred in connection with purchases of merchandise and services made from the Registrant in the ordinary course of business by the retail hardware businesses in which the directors have ownership interest.


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

         3.  Exhibits

             The exhibits listed on the accompanying index to exhibits
             (pages E-1 through E-6) are filed as part of this annual report.

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


DATED: March 23, 1995

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signature           Title                                Date

     RICHARD E. LASKOWSKI      Chairman of the Board           March 23, 1995
     Richard E. Laskowski        and Director

     ROGER E. PETERSON         Chief Executive Officer         March 23, 1995
     Roger E. Peterson

     DAVID F. HODNIK           President and                   March 23, 1995
     David F. Hodnik             Chief Operating Officer

     RITA D. KAHLE             Vice President-Finance          March 23, 1995
     Rita D. Kahle               (Principal Financial Officer)

Jennifer C. Anderson,          Directors
Lawrence R. Bowman, Mark
Jeronimus, Howard J. Jung,
John E. Kingrey, Ray W.
Osborne, Don S. Williams,
Jon R. Weiss and
James R. Williams


*By       DAVID F. HODNIK
          David F. Hodnik



*By       RITA D. KAHLE
          Rita D. Kahle


       *Attorneys-in-fact
                                                               March 23, 1995



Item 14(a). Index To Financial Statements And Financial Statement Schedules

                                                                       Page(s)

Independent Auditors' Report                                            F-2

Balance Sheets at December 31, 1994 and 1993                            F-3

Statements of Earnings for each of the three years
    in the period ended December 31, 1994                               F-5

Statements of Member Dealers' Equity for each of
    the three years in the period ended December 31, 1994               F-6

Statements of Cash Flows for each of the three years
    in the period ended December 31, 1994                               F-7

Notes to Financial Statements                                           F-8

Financial Statement Schedule for each of the three years in the period ended December 31, 1994:

II-Valuation and qualifying accounts - Allowance for doubtful accounts  F-16


All other schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or the required information is included in the financial statements or the notes thereto.

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors
Ace Hardware Corporation:

   We have audited the balance sheets of Ace Hardware Corporation as of December 31, 1994 and 1993, and the related statements of earnings, member dealers' equity, and cash flows for each of the years in the three-year period ended December 31, 1994. In connection with our audits of the financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ace Hardware Corporation at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                         KPMG PEAT MARWICK LLP


Chicago, Illinois
January 31, 1995


                                        ACE HARDWARE CORPORATION

                                             BALANCE SHEEET

                                       December 31, 1994 and 1993


                                                ASSETS



                                                                    1994             1993
                                                                       (000's omitted)
Current assets:
  Cash                                                           $   4,868         $   4,142
  Receivables:

    Dealers                                                        228,584           183,493
    Others                                                          32,377            29,831

                                                                   260,961           213,324
    Less Allowance for doubtful receivables                         (1,350)             (720)

        Net receivables                                            259,611           212,604


  Inventories (Note 2)                                             270,391           263,576
  Prepaid expenses and other current assets                          6,810             6,869

        Total current assets                                       541,680           487,191


Property and equipment (Notes 4 and 9):
  Land                                                              14,219            13,673
  Buildings and improvements                                       135,252           131,794
  Warehouse equipment                                               48,947            47,146
  Office equipment                                                  53,965            48,842
  Manufacturing equipment                                           12,165            12,012
  Transportation equipment                                          14,557            12,508
  Leasehold improvements                                            10,925             6,553
  Construction in progress                                           7,561             2,319

                                                                   297,591           274,847

  Less accumulated depreciation and amortization                  (120,493)         (108,710)

        Net property and equipment                                 177,098           166,137

  Other assets                                                       6,703            14,160

                                                                 $ 725,481         $ 667,488



                             See accompanying notes to financial statements.

                                        ACE HARDWARE CORPORATION

                                             BALANCE SHEETS
                                       December 31, 1994 and 1993


                                 LIABILITIES AND MEMBER DEALERS' EQUITY


                                                                     1994              1993
                                                                         (000's omitted)
Current Liabilities:
  Current installments of long-term debt (Note 4)                $    7,369        $   10,707

  Short-term borrowings (Note 3)                                     30,000            38,500

  Accounts payable                                                  293,088           234,190

  Patronage dividends payable in cash (Note 5)                       27,302            25,766

  Patronage refund certificates payable (Note 5)                      1,315            11,059

  Accrued expenses                                                   38,627            33,682

        Total current liabilities                                   397,701           353,904


Long-term debt (Note 4)                                              64,287            71,286


Patronage refund certificates payable (Note 5)                       63,666            56,270


Member dealers' equity (Notes 5 and 8):

  Class A Stock of $1,000 par value                                   3,924             3,946

  Class B Stock of $1,000 par value                                   6,499             6,499

  Class C Stock of $100 par value                                   164,666           153,155

  Class C Stock of $100 par value, issuable to dealers for
     patronage dividends                                             21,766            19,064

  Additional stock subscribed, net                                      555               613

  Retained earnings                                                   5,624             5,622

  Contributed capital                                                 3,295             3,295

                                                                    206,329           192,194

  Less:  Treasury stock, at cost                                     (6,502)           (6,166)

        Total member dealers' equity                                199,827           186,028


Commitments (Notes 6 and 9)                                             --                --

                                                                 $  725,481        $  667,488


                                 See accompanying notes to financial statements.

                                            ACE HARDWARE CORPORATION



                                             STATEMENTS OF EARNINGS


                                                                        Year Ended December 31,

                                                             1994                1993              1992
                                                                           (000's omitted)
Net sales                                                $ 2,326,115         $ 2,017,763        $ 1,870,625

Cost of sales                                              2,158,896           1,867,326          1,723,017

        Gross Profit                                         167,219             150,437            147,608


Operating expenses:

   Warehouse and distribution                                 29,379              31,650             32,291

   Selling, general and administration                        63,515              54,378             48,451

        Total operating expenses                              92,894              86,028             80,742

        Operating income                                      74,325              64,409             66,866

   Interest expense (Note 11)                                (12,035)             (9,798)            (8,380)

   Other income, net (Note 11)                                 3,716               2,909              2,852

   Income taxes (Note 7)                                      (1,484)               (428)              (571)

        Net earnings                                          64,522              57,092             60,767




   Retained earnings at beginning of year                      5,622               7,553              9,993

   Net earnings                                               64,522              57,092             60,767

   Patronage Dividends (Notes 5 and 8)                       (64,520)            (59,023)           (63,207)


   Retained earnings at end of year                      $     5,624         $     5,622        $     7,553


                                  See accompanying notes to financial statements.

                                       ACE HARDWARE CORPORATION


                                 STATEMENTS OF MEMBER DEALERS' EQUITY

                                  Three Years Ended December 31, 1994

                                            (000's omitted)

                                                                                        Class C
                                                                                         Stock
                                                                                      Issuable to
                                                                                      Dealers for   Additional
                                              Class A       Class B       Class C      Patronage      Stock
                                               Stock         Stock         Stock       Dividends   Subscribed*
Balance at December 31, 1991                 $ 4,165       $ 6,499     $ 130,083      $  14,841        $ 1,069

   Net earnings                                  --            --            --             --             --

   Net payments on subscriptions                 --            --            --             --           1,302

   Stock issued                                  224           --         16,191        (14,841)        (1,574)

   Stock repurchased                             --            --            --             --             --

   Stock retired                                (329)          --         (7,260)           --             --

   Stock issuable as patronage dividends         --            --            --          20,301            --

   Patronage dividends payable                   --            --            --             --             --

Balance at December 31, 1992                 $ 4,060       $ 6,499     $ 139,014      $  20,301        $   797

   Net earnings                                  --            --            --             --             --

   Net payments on subscriptions                 --            --            --             --           1,049

   Stock issued                                  157           --         21,377        (20,301)        (1,233)

   Stock repurchased                             --            --            --             --             --

   Stock retired                                (271)          --         (7,236)           --             --

   Stock issuable as patronage dividends         --            --            --          19,064            --

   Patronage dividends payable                   --            --            --             --             --

Balance at December 31, 1993                 $ 3,946       $ 6,499     $ 153,155      $  19,064        $   613

   Net earnings                                  --            --            --             --             --

   Net payments on subscriptions                 --            --            --             --           1,394

   Patronage financing deductions                --            --            --          (1,086)           --

   Stock issued                                  218           --         19,212        (17,978)        (1,452)

   Stock repurchased                             --            --            --             --             --

   Stock retired                                (240)          --         (7,701)           --             --

   Stock issuable as patronage dividends         --            --            --          21,766            --

   Patronage dividends payable                   --            --            --             --             --

Balance at December 31, 1994                 $ 3,924       $ 6,499     $ 164,666      $  21,766        $   555

                                          (Table Continued on following page)

           * Additional stock subscribed is comprised of the following amounts at December 31, 1992, 1993 and 1994:

                                                              1992        1993        1994
                           Class A Stock . . . . . . . . .   $  185      $  223      $  291
                           Class B Stock . . . . . . . . .      --          --          --
                           Class C Stock . . . . . . . . .    2,184       1,952       2,180

                                                              2,369       2,175       2,471
                           Less unpaid portion . . . . . .    1,572       1,562       1,916

                                                             $  797      $  613      $  555



                                              Retained       Contributed        Treasury
                                              Earnings         Capital           Stock            Total
Balance at December 31, 1991                 $  9,993         $ 3,295         $ (5,534)        $ 164,411

   Net earnings                                60,767             --               --             60,767

   Net payments on subscriptions                  --              --               --              1,302

   Stock issued                                   --              --               --                --

   Stock repurchased                              --              --            (7,893)           (7,893)

   Stock retired                                  --              --             7,589               --

   Stock issuable as patronage dividends          --              --               --             20,301

   Patronage dividends payable                (63,207)            --               --            (63,207)

Balance at December 31, 1992                 $  7,553         $ 3,295         $ (5,838)        $ 175,681

  Net earnings                                 57,092             --               --             57,092

  Net payments on subscriptions                   --              --               --              1,049

  Stock issued                                    --              --               --                --

  Stock repurchased                               --              --            (7,835)           (7,835)

  Stock retired                                   --              --             7,507               --

  Stock issuable as patronage dividends           --              --               --             19,064

  Patronage dividends payable                 (59,023)            --               --            (59,023)

Balance at December 31, 1993                 $  5,622         $ 3,295         $ (6,166)        $ 186,028

  Net earnings                                 64,522             --               --             64,522

  Net payments on subscriptions                   --              --               --              1,394

  Net payments on patronage
      financing programs                          --              --               --             (1,086)

  Stock issued                                    --              --               --                --

  Stock repurchased                               --              --            (8,277)           (8,277)

  Stock retired                                   --              --             7,941               --

  Stock issuable as patronage dividends           --              --               --             21,766

  Patronage dividends payable                 (64,520)            --               --            (64,520)

Balance at December 31, 1994                 $  5,624         $ 3,295        $  (6,502)        $ 199,827


                                See accompanying notes to financial statements.



                                                  ACE HARDWARE CORPORATION


                                                  STATEMENTS OF CASH FLOWS





                                                                                   Year Ended December 31,
                                                                                       (000's omitted)
Operating Activities:                                                     1994               1993                1992
Net earnings                                                           $ 64,522           $ 57,092            $ 60,767

Adjustments to reconcile net earnings to net cash provided by operating activities:

   Depreciation                                                          16,954             16,156              14,817

   Loss on sale of property and equipment                                   175                460                 507

        Increase in accounts receivable, net                            (47,007)           (18,880)            (32,783)

        Increase in inventories                                          (6,815)           (50,099)             (2,091)

        (Increase) Decrease in prepaids and other current assets             59               (352)               (632)

        Increase (Decrease) in accounts payable and accrued expenses     63,843             58,087              (2,237)

        Net Cash Provided by Operating Activities                        91,731             62,464              38,348


Investing Activities:

   Purchase of property, plant and equipment                            (28,277)           (16,346)            (34,582)

   Proceeds from sale of property and equipment                             187                238                  83

   (Increase) Decrease in other assets                                    7,457             (1,991)             (3,831)

        Net Cash Used in Investing Activities                           (20,633)           (18,099)            (38,330)


Financing Activities:
   (Payments of) Proceeds from short-term borrowings                     (8,500)           (17,500)             34,000

   Proceeds from Notes Payable                                              --              30,000              20,000

   Principal payments on long-term debt                                 (10,337)            (1,092)            (16,170)

   Payment of cash portion of patronage dividend                        (25,766)           (27,538)            (26,864)

   Payments of Patronage refund certificates
   and patronage financing deductions                                   (18,886)           (19,451)             (9,182)

   Proceeds from sale of common stock                                     1,394              1,049               1,302

   Repurchase of common stock                                            (8,277)            (7,835)             (7,893)

        Net Cash Used by Financing Activities                           (70,372)           (42,367)             (4,807)

Increase (Decrease) in Cash and Cash Equivalents                            726              1,998              (4,789)

Cash and Cash Equivalents at beginning of year                            4,142              2,144               6,933

        Cash and Cash Equivalents at end of year                       $  4,868          $   4,142           $   2,144


                                See accompanying notes to financial statements.



                           ACE HARDWARE CORPORATION


                        NOTES TO FINANCIAL STATEMENTS


(1) Summary of Significant Accounting Policies

   (a)  The Company and Its Business
   The Company operates as a wholesaler of hardware and related products, and manufactures paint products. As a dealer-owned cooperative, the Company distributes substantially all of its patronage sourced earnings in the form of patronage dividends to its member dealers based on their volume of merchandise purchases.

   (b)  Cash Equivalents
   The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

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

   (g) Reclassifications
   Certain financial statement reclassifications have been made to prior year amounts to conform to comparable classifications followed in 1994.



                           ACE HARDWARE CORPORATION


                   NOTES TO FINANCIAL STATEMENTS-(Continued)


(2) Inventories
   Inventories consist primarily of merchandise inventories. Substantially all of the Company's inventory is valued on the last-in, first-out (LIFO) method; the excess of replacement cost over the LIFO value of inventory was approximately $65,052,000 and $63,615,000 at December 31, 1994 and 1993,
respectively. Indirect costs, consisting primarily of warehousing costs, are absorbed as inventory costs rather than period costs.


(3) Short-Term Borrowings
   Short-term borrowings were utilized during 1994 and 1993. The maximum amount outstanding at any month-end during the period was $115,500,000 in 1994 and $91,000,000 in 1993. The interest rate effective as of December 31, 1994 and 1993 was 6.5% and 3.6%, respectively. Short term borrowings outstanding as of December 31, 1994 and 1993 were $30,000,000 and $38,500,000, respectively. At December 31, 1994 the Company has available a revolving credit facility with a group of banks providing for $100 million in committed lines and $50 million in uncommitted lines. The aggregate unused line of credit available at December 31, 1994 and 1993 was $120,000,000 and $69,000,000, respectively. At December 31, 1994, the Company had no compensating balance requirements. Aggregate compensating balances (not legally restricted) at December 31, 1993 were $600,000.


(4) Long-Term Debt
   Long-term debt is comprised of the following:

                                                                                 December 31,
                                                                             1994             1993
                                                                                (000's omitted)
Industrial Development Revenue and Variable Rate Bonds:

    $125,000 payable quarterly through December 1, 1996 with interest
      at 65% of the prime rate                                              $ 1,000          $ 1,500
    $8,250,000 due on February 1, 1994 with interest payable monthly beginning September 1, 1988 at variable rates ranging from
      1.95% to 4.95%                                                            --             8,250

Notes Payable:
    $20,000,000 due in quarterly installments of $540,500 commencing
      July 1, 1994 with interest payable quarterly beginning
      January 1, 1992 at a fixed rate of 8.74%                               18,919           20,000
    $20,000,000 due in quarterly installments of $952,400 commencing
      January 1, 1995 with interest payable quarterly beginning
      October 1, 1992 at a fixed rate of 6.89%                               20,000           20,000
    $30,000,000 due in semi-annual installments of $2,000,000 commencing
      June 22, 2001 with interest payable quarterly beginning
      December 22, 1993 at a fixed rate of 6.47%                             30,000           30,000

Liability under capitalized leases (see Note 9)                                 726            1,197

Installment notes with maturities through 1998 with various
      interest rates                                                          1,011            1,046

                                                                             71,656           81,993
Less current installments                                                     7,369           10,707

                                                                            $64,287          $71,286



                           ACE HARDWARE CORPORATION


                    NOTES TO FINANCIAL STATEMENTS-(Continued)

   Prime interest rates in effect ranged from 6.0% to 8.5% in 1994 and were 6.0% in 1993.

   Aggregate maturities of long-term debt are $7,369,000, $7,060,000, $6,131,000, $6,064,000 and $5,972,000 in 1995 through 1999, respectively.

   The fair value of the Company's debt based upon discounting of future cash flows does not materially vary from the carrying value of such debt as of December 31, 1994.


(5) Patronage Dividends and Refund Certificates Payable
   The Company operates as a cooperative organization and has paid or will pay patronage dividends to member dealers on the portion of earnings derived from business done with such dealers. Patronage dividends are allocated in proportion to the volume of purchases by member dealers during the period. The amount of patronage dividends to be remitted in cash depends upon the level of dividends earned by each member outlet, varying from 20% on the total dividends under $5,000 and increasing by 5% on total dividends for each subsequent $2,500 earned to a maximum of 40% on total dividends exceeding $12,500. All amounts exceeding the cash portions will be distributed in the form of Class C $100 par value stock, to a maximum based upon the current year's purchase volume or $20,000 whichever is greater, and thereafter in a combination of additional cash and patronage refund certificates having maturity dates and bearing interest as determined by the Board of Directors. A portion of the dealer's annual patronage dividends distributed under the above plan in a form other than cash can be applied toward payment of principal and interest on any balances outstanding for approved exterior signage and computer equipment financing.

   The patronage dividend composition for 1994, 1993 and 1992 follows:

                            Subordinated       Class       Patronage       Total
                 Cash          Refund            C         Financing      Patronage
               Portion      Certificates       Stock       Deductions     Dividend
                                          (000's omitted)
1994           $27,302        $ 9,920         $21,766        $5,532        $64,520
1993            25,766         12,728          19,064         1,465         59,023
1992            27,538         14,598          20,301           770         63,207

   Patronage dividends are allocated on a calendar year basis with issuance in the following year.

   The patronage refund certificates outstanding at December 31, 1994 are payable as follows:

                                                               Interest
                January 1,                       Amount          Rate
                                            (000's omitted)
                 1995                           $ 1,315          7.0%
                 1996                            12,868          7.0
                 1997                            14,570          6.25
                 1998                            14,227          6.0
                 1999                            12,081          6.0
                 2000                             9,920          7.0



                           ACE HARDWARE CORPORATION


                   NOTES TO FINANCIAL STATEMENTS-(Continued)


   On January 1, 1994 the Company prepaid a portion of the patronage refund certificates payable on January 1, 1995 and accordingly, these certificates are classified as current liabilities in the December 31, 1993 balance sheet. The remaining patronage refund certificates payable on January 1, 1995 will be paid in January 1995.


(6) Retirement Plans
   The Company has defined benefit pension plans covering substantially all non-union employees. Benefits are based on years of service, highest average compensation (as defined) and the related profit sharing and primary social security benefit. Contributions to the plan are based on the Entry Age Normal, Frozen Initial Liability actuarial funding method and are limited to amounts that are currently deductible for tax reporting purposes. As of December 31, 1994, plan assets were held primarily in group annuity and guaranteed interest contracts, equities and mutual funds.

   Pension income for the years 1994, 1993 and 1992 included the following components:

                                                              1994            1993           1992
                                                                         (000's omitted)
       Service cost - benefits earned during the period      $   323        $   292        $   338
       Interest cost on projected benefit obligation             805            752            722
       Actual return on plan assets                             (121)        (1,104)          (975)
       Net amortization and deferral                          (1,073)          (169)          (313)

       Net periodic pension income                           $   (66)       $  (229)       $  (228)


   The following table sets forth the funded status of the plans and amounts recognized in the Company's Balance Sheet at December 31, 1994 and 1993 (September 30th measurement date):

                                                                     1994             1993
                                                                        (000's omitted)
      Accumulated benefit obligation, including vested
        benefits of $10,919,000 and $8,500,000                      $11,384          $ 9,515

      Plan assets at fair value                                     $13,654          $14,023

      Projected benefit obligation for service rendered to date      12,364           10,897

      Plan assets in excess of projected benefit obligation         $ 1,290          $ 3,126

      Unrecognized net (gain) loss from past experience
        different from that assumed and effects of changes
        in assumptions                                                3,361            1,544

      Remaining unrecognized net asset being amortized
        over participants average remaining service period           (1,983)          (2,148)

      Prepaid pension cost included in other assets                 $ 2,668          $ 2,522




                           ACE HARDWARE CORPORATION


                   NOTES TO FINANCIAL STATEMENTS-(Continued)


   The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.0% in 1994 and 7.5% in 1993. The related expected long-term rate of return was 8.0% in 1994 and 8.5% in 1993. The rate of increase in future compensation was projected using actuarial salary tables plus 1% in 1994 and using a rate of 6% in 1993.

   The Company also participates in several multi-employer plans covering union employees. Amounts charged to expense and contributed to the plans totaled approximately $282,000, $275,000, and $426,000 in 1994, 1993 and
1992, respectively.

   The Company's profit sharing plan contribution for the years ended 1994, 1993, and 1992 was approximately $9,381,000, $8,690,000 and $7,374,000, respectively.

   The Company has no significant post-retirement benefit liabilities as defined under Financial Accounting Standard No. 106.


(7) Income Taxes
   As a cooperative, the Company distributes substantially all of its patronage sourced earnings to its members in the form of patronage dividends. The 1994, 1993 and 1992 provisions for federal income taxes were $924,000, $141,000 and $162,000, respectively, and for state income taxes were $560,000, $287,000 and $409,000, respectively.

   The Company made tax payments of $1,428,000, $357,000, and $728,000 during 1994, 1993 and 1992, respectively.


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




                           ACE HARDWARE CORPORATION


                   NOTES TO FINANCIAL STATEMENTS-(Continued)


The Company's classes of stock are described below:

                                                                      Number of Shares
                                                                       at December 31,
                                                                     1994           1993
       Class A Stock, voting, redeemable at par value --
         Authorized                                                  10,000         10,000
         Issued and outstanding                                       3,924          3,946
       Class B Stock, nonvoting, redeemable at not less than
             twice par value --
         Authorized                                                   6,500          6,500
         Issued                                                       6,499          6,499
         Outstanding                                                  3,248          3,416
         Treasury stock                                               3,251          3,083
       Class C Stock, nonvoting, redeemable at not less than
             par value --
         Authorized                                               2,000,000      2,000,000
         Issued and outstanding                                   1,646,656      1,531,549
         Issuable as patronage dividends                            217,658        190,635
         Additional Stock Subscribed:
         Class A Stock                                                  291            223
         Class B Stock                                                  --             --
         Class C Stock                                               21,800         19,520

   At December 31, 1994 and 1993 there were no common shares reserved for options, warrants, conversions or other rights; nor were any options granted or exercised during the two years then ended.

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



                           ACE HARDWARE CORPORATION


                   NOTES TO FINANCIAL STATEMENTS-(Continued)


   All shares of stock are currently issued and repurchased at par value, except for Class B Stock which is repurchased at twice its par value, or $2,000 per share. Upon retirement of Class B shares held in treasury, the excess of redemption price over par is allocated equally between contributed capital and retained earnings.

   Transactions during 1993 and 1994 affecting treasury shares follow:

                                                           Shares Held in Treasury
                                                    Class A        Class B       Class C
Balance at December 31, 1992                           --           2,919            --
   Stock issued                                        --             --             --
   Stock repurchased                                   271            164         72,359
   Stock retired                                      (271)           --         (72,359)

Balance at December 31, 1993                           --           3,083            --
   Stock issued                                        --             --             --
   Stock repurchased                                   240            168         77,013
   Stock retired                                      (240)           --         (77,013)

Balance at December 31, 1994                           --           3,251            --


(9) Commitments
   Leased property under capital leases is included under "Property and Equipment" in the balance sheets as follows:

                                                                 December 31,
                                                               (000's omitted)
                                                              1994         1993
     Buildings and improvements                             $ 3,422      $ 3,422
     Data processing equipment                                  723          723
     Less: Accumulated depreciation and amortization         (3,609)      (3,291)

                                                            $   536      $   854



                           ACE HARDWARE CORPORATION


                    NOTES TO FINANCIAL STATEMENTS-(Continued)


   The Company rents buildings and warehouse, office and certain other equipment under operating and capital leases. At December 31, 1994 annual minimum rental commitments under leases that have initial or remaining noncancelable terms in excess of one year were as follows:

Year Ending                                       Capital      Operating
December 31,                                      Leases         Leases
                                                    (000's omitted)

1995                                               $502          $ 9,421
1996                                                271            7,746
1997                                                --             5,768
1998                                                --             4,502
1999                                                --             3,448
Thereafter                                          --            24,780

     Total minimum lease payments                  $773          $55,665

Less amount representing interest                    47

Present value of total minimum lease payments      $726


   All leases expire prior to 2010. Under certain leases, the Company pays real estate taxes, insurance and maintenance expenses in addition to rental expense. Management expects that in the normal course of business, leases that expire will be renewed or replaced by other leases. Rent expense was approximately $21,814,000, $21,444,000 and $21,073,000 in 1994, 1993 and
1992, respectively. Rent expense includes $4,382,000, $4,282,000 and $3,706,000 in contingent rentals paid in 1994, 1993 and 1992, respectively, primarily for transportation equipment mileage.


(10) Supplementary Income Statement Information
   Gross media expense, prior to income offsets from dealers and suppliers, amounting to $52,185,000, $48,293,000 and $47,813,000 were charged to operations in 1994, 1993, and 1992, respectively.


(11) Interest Expense and Other Income, Net
   Capitalized interest totaled $213,000, $29,000 and $836,000 in 1994, 1993 and 1992, respectively. Interest paid was $13,518,000, $10,670,000 and $9,149,000 in 1994, 1993 and 1992, respectively.



                                                                                                     Schedule II
                           ACE HARDWARE CORPORATION


                       VALUATION AND QUALIFYING ACCOUNTS-
                        ALLOWANCE FOR DOUBTFUL ACCOUNTS

                               (000's omitted)



                                       Provision           Collections           Uncollectible
                   Balance at         for Losses          on Receivables           Accounts              Balance
                    Beginning         Charged to            Previously             Written               At End
Description         of Period           Income             Written Off               Off                Of Period
   1992               $660              1,387                  20                  (1,367)               $  700

   1993               $700              1,412                  46                  (1,438)               $  720

   1994               $720              1,243                  26                    (639)               $1,350




                              INDEX TO EXHIBITS


    Exhibits
    Enclosed                          Description

    21             Subsidiaries of the Registrant.
    24             Powers of Attorney.

      Exhibits
    Incorporated
    by Reference

    2              Not Applicable

    3-A Restated Certificate of Incorporation of the Registrant dated September 18, 1974 filed as Exhibit 3-A to the Registrant's Form S-1 Registration Statement (Registra-tion No. 2-55860) on March 30, 1976 and incorporated herein by reference.

    3-B By-laws of the Registrant as amended on September 20, 1994 included as Appendix A to the Prospectus constitut-ing a part of the Registrant's Form S-2 Registration Statement filed on or about March 23, 1995 and incorporated herein by reference.

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



      Exhibits
    Incorporated
    by Reference

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

    4-F Copy of plan for the distribution of patronage dividends with respect to purchases of merchandise made from the Registrant on or after January 1, 1995 adopted by the Board of Directors of the Registrant on July 26, 1994 filed as Exhibit 4-M to the Registrant's Form S-2 Registration Statement on or about March 23, 1995 and incorporated herein by reference.

    4-G Copy of plan for the distribution of patronage dividends with respect to purchases of merchandise made from the Registrant on or after January 1, 1993 through December 31, 1994, adopted by the Board of Directors of the Registrant on December 8, 1992, filed as Exhibit 4-M to Post-Effective Amendment No. 2 to the Registrant's Form S-2 Registration Statement (Registration No. 33-46449) on or about March
                   23, 1994 and incorpoated herein by reference.

    9              No Exhibit

    10-A Copy of Retirement Benefits Replacement Plan of the Registrant, restated as of January 1, 1989, filed as
                   Exhibit 10-A to Post-Effective Amendment No. 2 to the Registrant's Form S-2 Registration Statement (Registration No. 33-46449) on or about March 23, 1994 and incorporated herein by reference.


    10-B Copy of resolutions amending the 1990 Incentive Compensation Plans for Executives and establishing the Executive Supplemental Benefit Plans of the Registrant adopted by its Board of Directors on December 11, 1990 and filed as Exhibit 10-G to Post Effective Amendment
                   No. 2 to the Registrant's Form S-2 Registration Statement (Registration No. 33-27790) on March 20, 1991 and incorporated herein by reference.

    10-C Copy of amendment to the Executive Supplemental Benefits Plan of the Registrant adopted by its Board of Directors on July 30, 1991 filed as Exhibit 10-E to the Registrant's Form S-2 Registration Statement (Registration No. 33-46449) on March 23, 1992 and incorporated herein by reference.

    10-D Copy of amendment to the Executive Supplemental Benefits Plan of the Registrant adopted by its Board of Directors on December 9, 1991 filed as Exhibit 10-F to the Registrant's Form S-2 Registration Statement (Registration No. 33-46449) on March 23, 1992 and incorporated herein by reference.


      Exhibits
    Incorporated
    by Reference


    10-E Copy of the "Ace Hardware Corporation Officer's (sic) Incentive Compensation Plan" as amended and restated effective January 1, 1994, filed as Exhibit 10-G to Post-Effective Amendment No. 2 to the Registrant's Form S-2 Registration Statement (Registration No. 33-46449) on or about March 23, 1994 and incorporated herein by reference.

    10-F Copy of Employment Agreement dated October 4, 1994 between Ace Hardware Corporation and Paul M. Ingevaldson filed as
                   Exhibit 10-F to the Registrant's Form S-2 Registration Statement on or about March 23, 1995 and incorporated herein by reference.

    10-G Copy of Employment Agreement dated October 4, 1994 between Ace Hardware Corporation and David F. Hodnik filed as
                   Exhibit 10-G to the Registrant's Form S-2 Registration Statement on or about March 23, 1995 and incorporated herein by reference.

    10-H Copy of Employment Agreement dated October 12, 1994 between Ace Hardware Corporation and William A. Loftus filed as
                   Exhibit 10-H to the Registrant's Form S-2 Registration Statement on or about March 23, 1995 and incorporated herein by reference.

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

    10-L Copy of Employment Agreement effective January 1, 1993 between Ace Hardware Corporation and William A. Loftus filed as Exhibit 10-L to Post Effective Amendment No. 1 to the Registrant's Form S-2 Registration Statement (Registration No. 33-46449) on or about March 22, 1993 and incorporated herein by reference.


    10-M Copy of Loan Agreement with Anne Arundel County, Maryland dated December 1, 1981 securing 15-year floating rate industrial development revenue bonds in the principal sum of $9 million held by The Northern Trust Company, Chicago, Illinois, for itself and other participating lenders filed as Exhibit 10-A-k to Post-Effective Amendment No. 3 to the Registrant's Form S-1 Registration Statement (Registration No. 2-63880) on March 9, 1982 and incorporated herein by reference.

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


      Exhibits
    Incorporated
    by Reference


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

    10-S Assignment and Assumption dated October 22, 1992 of Lease dated August 31, 1992 with MTI Vacations, Inc. filed as
                   Exhibit 10-A-s to Post Effective Amendment No. 1 to the Registrant's Form S-2 Registration Statement (Registration No. 33-46449) on March 22, 1993 and incorporated herein by reference.

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

    10-X Copy of Ace Hardware Corporation Deferred Compensation Plan effective January 1, 1994, filed as Exhibit 10-X to Post-Effective Amendment No. 2 to the Registrants Form S-2 Registration Statement (Registration No. 33-46449) on or about March 23, 1994 and incorporated herein by reference.



      Exhibits
    Incorporated
    by Reference



    10-Y Copy of Lease dated September 22, 1994 for bulk merchandise redistribution center of the Registrant in Carol Stream, Illinois filed as Exhibit 10-Y to the Registrant's Form S-2 Registration Statement on or about March 23, 1995 and incorporated herein by reference.

    10-Z Copy of Lease dated May 4, 1994 for freight consolidation center of the Registrant in Chicago, Illinois filed as
                   Exhibit 10-Z to the Registrant's Form S-2 Registration Statement on or about March 23, 1995 and incorporated herein by reference.

    10-a-1 Copy of Long-Term Incentive Compensation Deferral Option Plan of the Registrant effective January 1, 1995 adopted by its Board of Directors on December 6, 1994 filed as
                   Exhibit 10-a-1 to the Registrant's Form S-2 Registration Statement on or about March 23, 1995 and incorporated herein by reference.

    10-a-2 Copy of Directors' Deferral Option Plan of the Registrant effective January 1, 1995 adopted by its Board of Directors on December 6, 1994 filed as Exhibit 10-a-2 to the Registrant's Form S-2 Registration Statement on or about March 23, 1995 and incorporated herein by reference.

    10-a-3 Copy of Employment Agreement dated March 22, 1994 between Ace Hardware Corporation and Fred J. Neer filed as Exhibit 10-a-3 to the Registrant's Form S-2 Registration Statement on or about March 23, 1995 and incorporated herein by reference.

    10-a-4 Copy of Employment Agreement dated March 22, 1994 between Ace Hardware Corporation and Donald L. Schuman filed as
                   Exhibit 10-a-4 to the Registrant's Form S-2 Registration Statement on or about March 23, 1995 and incorporated herein by reference.

    10-a-5 Copy of Employment Agreement dated December 13, 1993 between Ace Hardware Corporation and David W. League filed as Exhibit 10-a-5 to the Registrant's Form S-2 Registration Statement on or about March 23, 1995 and incorporated herein by reference.

    10-a-6 Copy of Employment Agreement dated December 15, 1993 between Ace Hardware Corporation and David F. Myer filed as Exhibit 10-a-6 to the Registrant's Form S-2 Registration Statement on or about March 23, 1995 and incorporated herein by reference.

    10-a-7 Copy of Employment Agreement dated March 24, 1994 between Ace Hardware Corporation and Michael C. Bodzewski filed as Exhibit 10-a-7 to the Registrant's Form S-2 Registration Statement on or about March 23, 1995 and incorporated herein by reference.

    10-a-8 Copy of Employment Agrement dated December 15, 1993 between Ace Hardware Corporation and Rita D. Kahle filed as Exhibit 10-a-8 to the Registrant's Form S-2 Registration Statement on or about March 23, 1995 and incorporated herein by reference.

    10-a-9 Copy of Agreement dated January 6, 1995 between Ace Hardware Corporation and Roger E. Peterson filed as
                   Exhibit 10-a-9 to the Registrant's Form S-2
                   Registration Statement on or about March 23, 1995 and incorporated herein by reference.



      Exhibits
    Incorporated
    by Reference

    10-a-10 Copy of Ace Hardware Corporation Officer Incentive Plan for Fiscal Year 1994 filed as Exhibit 10-a-10 to the Registrant's Form S-2 Registration Statement on or about March 23, 1995 and incorporated herein by reference.

    11             No Exhibit.

    12             No Exhibit.

    13             No Exhibit.

    16             Not Applicable.

    18             No Exhibit.

    22             Not Applicable.

    23             Auditors' Consent, dated March 23, 1995, filed as
                   Exhibit 23(a) to the Registrant's Form S-2 Registration Statement filed on or about March 23, 1995 and incorporated herein by reference.

    27             No Exhibit.

    28             Not Applicable.


Supplemental Information to be Furnished with Reports Filed Pursuant to
Section 15(d) of the Act by Registrants which have not Registered
Securities Pursuant to Section 12 of the Act.

   As of the date of the foregoing Report, no annual report for the Registrant's year ended December 31, 1994, nor any proxy soliciting materials for the Registrant's 1995 annual meeting have been sent to security holders. Copies of such Annual Report and proxy soliciting materials will subsequently be sent to security holders and furnished to the Securities and Exchange Commission.



