Form 10-K/A
period 1994-12-31
ACE HARDWARE CORP
filed 1995-05-10
CIK 2024

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                            Form 10-K/A    NO.1

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


   In 1994, the Company continued its ongoing strategic planning process and focused it's strategic plans around four cornerstones for future growth and success in this competitive industry. The four cornerstones are: Retail Success (store operations), Wholesale Success (distribution), International growth and new member growth. Dealer retail success is a primary objective since it drives both retail performance and wholesale growth of the Company. In 1994, the Company accellerated it's efforts in assisting member dealers in "retail success initiatives" designed to document and improve their retail performance and competitiveness. The retail success initiatives include retail goals which each dealer should strive for within their store and local competitive environment, but do not dictate material restrictions or requirements on member dealers. Minimum requirements for acceptance of a member dealer by the Company are outlined only in the Membership Agreement and in the Member Operational Requirements under the Ace Hardware Membership Agreement.
The Operational Requirements do require that, within one year from the Company's acceptance of the Agreement, the member dealer make Ace their primary source of supply and terminate participation in the program of any other major hardware wholesaler. There are currently no specific requirements as to percentage of purchases required through Ace or minimum retail performance which must be achieved (i.e. sales dollars per square foot). This strategic plan, referred to as "The New Age of Ace" is an extension of previous strategic efforts under Ace 2000 and is not in conflict with these efforts.


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


   The Company makes available some services to members which are related to the operation of their retail business. These services (such as advertising, store supplies and training programs) are provided in order to assist members and/or to utilize the centralized buying power of the Company. Members are rebilled in order to reimburse the Company for related expenses paid on their behalf. The special charges and assessments described below are similar in nature and are intended only to reimburse the Company for related expenses.



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


   Each dealer must pay a low volume service charge if the dealer's purchases during the calendar year are less than the minimum purchase levels described below. Minimum purchase levels and the amount of the low volume service charge are subject to change from time to time by the Company's Board of Directors. Presently, the low volume service charge is $30.00 bi-weekly and applies beginning one (1) year after the granting of the membership, if the dealer's purchases from the Company (exclusive of carload lumber purchases) are less than $4,000.00 per bi-weekly billing period. If the dealer's purchases from the Company reach $104,000 during the calendar year, then the dealer receives credit on its next bi-weekly billing statement for all low volume service charges imposed on that account earlier in the same calendar year, and the account is not subject to any further low volume service charges for the rest of the calendar year. The low volume service charge is not billed on a bi-monthly basis to those accounts whose previous year's sales volume exceeded the minimum purchases level for the previous year, but the full annual low volume service charge will be billed at year end to those accounts if the minimum purchase level to avoid imposition of the charge has not been met for the current year. For the calendar year in which the first anniversary of the store's membership occurs, the $104,000 purchase requirement is pro-rated from the first billing statement after that anniversary through December 31, if less than a full calendar year. An Ace store that falls below minimum purchase levels may also be subject to termination.


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


Competition


   The competitive conditions in the wholesale hardware industry can be characterized as intensive and increasing due to the fact that independent retailers are required to remain competitive with discount stores and chain stores such as Wal-Mart, Home Depot, Menard's and Sears and with other mass merchandisers. The gradual shift of retail operations to high rent shopping center locations and the trend toward longer store hours have also intensified pressures to obtain low cost wholesale supply sources. The Company directly competes in several U.S. markets with Cotter & Company, Servistar Corporation, Hardware Wholesalers, Inc., Our Own Hardware
Company, and United Hardware Distributing Co., all of which companies are also dealer-owned wholesalers. Of the aforementioned companies, only Cotter & Company, headquartered in Chicago, Illinois, has a larger sales volume than the Company.


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


   The Company will be required to withhold federal income tax on the patronage dividend distribution which is made to a payee who has not furnished his taxpayer identification number to the Company or as to whom the Company has notice of the fact that the number furnished to it is incorrect. A cooperative organization may also be required to withhold on the cash portion of each patronage dividend distribution made to a payee who becomes a member of the cooperative if the payee fails to certify to the cooperative that he is not subject to backup withholding. It is the opinion of counsel for the Company that this provision is not applicable to any patronage dividend distribution to a payee unless 50% or more of the total distribution is made in cash. Since all of the Company's patronage dividends for a given year are distributed at the same time and the Company's currently effective patronage dividend plan does not permit any store which is a member of the Company to receive more than 45% of its patronage dividends for the year in the form of cash, it is said counsel's further opinion that such a certification failure would ordinarily have no effect on the Company or any of its dealers.


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

Other Property (Land):
  Aurora, Illinois                       72 acres          Owned
  LaCrosse, Wisconsin (5)                 3 acres          Owned
  Colorado Springs, Colorado (6)         42 acres          Owned

  (1) Includes 35,254 square feet leased to tenant until July 31, 1996.
      The subject property is adjacent to the Company's general offices.
  (2) This facility was leased by the Company in October, 1994, for use as a bulk merchandise redistribution center.
  (3) This facility was leased by the Company in June, 1994 for use as a freight consolidation center.
  (4) This facility was purchased by the Company in December, 1994 and is currently being remodeled. The Company anticipates that production will commence the second quarter of 1995.
  (5) This land is adjacent to the Company's LaCrosse, Wisconsin warehouse.
  (6) Land purchased for Colorado Distribution Center to be constructed in 1995/1996.

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

(5) & (8)  Refers to Notes (5) and (8) of the financial statements included on pages F-10, F-11, F-12 and F-13 of this Form 10-K.



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


   The Company's long and short-term liquidity is dependent on retail growth as described under the "Company's Business". Nothing in the Company's plans as discussed under the "Company's Business" has lead or is expected to lead to any material change in pricing, margins or product focus or is expected to materially impact the results or operations or liquidity of the Company. The Company's long-term strategic plan is only for a renewal focus on supporting retail growth. Retail growth provides equity growth for the Company. Recognizing the need for equity growth in order to properly capitalize the Company, the patronage stock formula for years beginning in 1995 was changed. See "Forms of Patronage Dividend Distributions." Also, beginning in 1994, patronage dividend distributions are made on the basis of the lesser of book or taxable income. The Company's working capital (as defined by Current Assets less Current Liabilities) has shown steady increases since 1992. Additionally, to help ensure adequate accessibility to cash, the Company entered into a $100 million committed revolving credit agreement in 1994.
The Company believes that these changes and the retail growth of the membership will provide adequate liquidity for the long-term.

   Additionally, in the second quarter of 1994, the Company established a committed, unsecured revolving credit facility for $100 million with a group of banks. The Company had unused unsecured lines of credit of $120.0 million at December 31, 1994. Any borrowings under these lines of credit would bear interest at the prime rate or less. Long-term financings are arranged as determined necessary to meet the Company's capital or other requirements, with principal amount, timing and form dependent on prevailing debt markets and general economic conditions. The Company's credit facilities provide that certain ratios be maintained with the only material covenant related to fixed charge coverage. The Company is in compliance with all debt covenants.


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


   As a cooperative, the Company distributes substantially all of its patronage source earnings to its members in the form of patronage dividends, which are deductible for income tax purposes (see headings "Patronage Dividend Determinations And Allocations" and "Federal Tax Treatment of Patronage Dividends"). Prior to 1994, patronage dividends were distributed on the basis of taxable income. Accordingly, patronage dividends can exceed net income or be less than net income due to the timing of certain items for income tax purposes. The Board of Directors does have the authority to determine reasonable reserves for the purpose of ensuring the welfare of the Company, but it has been the practice of the Company to distribute substantially all patronage sourced earnings in the form of patronage dividends. Non-patronage sourced earnings (including international earnings) have been minimal in all years presented except for capital gains related to the sale and leaseback of two distribution centers in 1990 and 1991 which resulted in nonpatronage sourced income not available for distribution as patronage dividends.

   No adverse trends in revenue or net income have occurred since the end of the Company's last reported financial period. The Company expects that existing and new internally generated funds, along with established lines of credit and long-term financings, will continue to be sufficient to finance the Company's patronage dividend and capital expenditure programs.



Operations-1994 Compared to 1993


   Net sales increased 15.3% in 1994 primarily due to increases in volume from existing dealers (12.1% increase) and increased International sales. Sales of basic hardware and paint merchandise (including warehouse, bulletin, and direct shipments) increased 13.5%. Increased advertising activity fueled strong 1994 promotional increases, particularly in the warehouse sales categories. Lumber and building material sales experienced higher percentage increases in 1994 as sales efforts were accelerated. Net dealer outlets increased in 1994 as set forth on page 1 partially reversing previous year declines. Targeted sales efforts on new store development and conversions to the Ace program and increased emphasis on dealer retail success resulted in positive 1994 dealer growth.

   Gross profit increased $16.8 million or 11.2% vs. 1993 due primarily to the strong sales results in the basic sales categories and strong manufacturing profits. As a percent of sales, however, gross profit declined due to continued growth of competitively priced and promotional items within the overall sales mix. Upfront rebates through reduced handling charges and low upfront pricing programs and discounts have accelerated and reduced gross profit as a percent of sales. The impact of LIFO inventory accounting on gross profit and results of operations was immaterial in both 1994 and 1993.


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


   Paint Division sales increased 24% to $84.9 million due to strong dealer support and growing recognition of Ace Paint as a quality private label brand. Paint is the only product manufactured by the Company. Manufacturing margins are characteristically higher than distribution margins due to the inherent risks and capital invested in the manufact-uring process. As a separate division of the Company, the Paint Division produced net manufacturing profits of $6.7 million in 1994 vs. $5.1 million in 1993. Price increases did not occur in 1994 or contribute to the sales or income increase. Rather, a drop in raw material prices and the increase in production volume which improved absorption of fixed overhead costs were the major factors leading to increased manufacturing profits. As discussed on page 8, patronage dividends are calculated separately for paint sales and increased 8.22% in 1994 from 7.94% in 1993.


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


Operations-1993 Compared to 1992


   Net sales increased 7.9% in 1993 primarily due to increases in volume from existing dealers. Sales of basic hardware and paint merchandise (including warehouse, bulletin, and direct shipments) increased 6.8%. Lumber and building material sales experienced a higher percentage increase in 1993. Net dealer outlets decreased as set forth on page 1 as a result of increased competition and more sales and marketing emphasis with existing dealers rather than new store development.


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


   The amounts shown above represent straight life annuity amounts.
Maximum benefits from the Pension Plan are attained after 30 years of service and attainment of age 65. The compensation covered by the Pension Plan consists of base compensation (exclusive of bonuses and non-recurring salary or wage payments) and shall not exceed $150,000 of such total remuneration paid to a participant during any plan year. Remuneration and yearly benefits under the Plan are limited, and subject to adjustment, under Sections 415(d) and 401(a)17 of the U.S. Internal Revenue Code. The amount of covered compensation under the Pension plan, therefore is $150,000 for each Executive Officer named in the compensation table. The present credited years of service under the Pension Plan for the currently employed executive officers named in the compensation table are as follows:



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


DATED: May 10, 1995

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signature           Title                                Date

     RICHARD E. LASKOWSKI      Chairman of the Board             May 10, 1995
     Richard E. Laskowski        and Director

     ROGER E. PETERSON         Chief Executive Officer           May 10, 1995
     Roger E. Peterson

     DAVID F. HODNIK           President and                     May 10, 1995
     David F. Hodnik             Chief Operating Officer


     RITA D. KAHLE             Vice President-Finance            May 10, 1995
     Rita D. Kahle               (Principal Financial and
                                      Accounting Officer)



Jennifer C. Anderson,          Directors
Lawrence R. Bowman, Mark
Jeronimus, Howard J. Jung,
John E. Kingrey, Ray W.
Osborne, Don S. Williams,
Jon R. Weiss and
James R. Williams


*By       DAVID F. HODNIK
          David F. Hodnik



*By       RITA D. KAHLE
          Rita D. Kahle


       *Attorneys-in-fact
                                                                 May 10, 1995



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



                                         KPMG PEAT MARWICK LLP


Chicago, Illinois
January 31, 1995


                                        ACE HARDWARE CORPORATION

                                             BALANCE SHEEET

                                       December 31, 1994 and 1993


                                                ASSETS



                                                                    1994             1993
                                                                       (000's omitted)
Current assets:
  Cash and Cash Equivalents                                      $   4,868         $   4,142
  Receivables:

    Dealers                                                        228,584           183,493
    Others                                                          32,377            29,831

                                                                   260,961           213,324
    Less Allowance for doubtful receivables                         (1,350)             (720)

        Net receivables                                            259,611           212,604


  Inventories (Note 2)                                             270,391           263,576
  Prepaid expenses and other current assets                          6,810             6,869

        Total current assets                                       541,680           487,191


Property and equipment (Notes 4 and 9):
  Land                                                              14,219            13,673
  Buildings and improvements                                       135,252           131,794
  Warehouse equipment                                               48,947            47,146
  Office equipment                                                  53,965            48,842
  Manufacturing equipment                                           12,165            12,012
  Transportation equipment                                          14,557            12,508
  Leasehold improvements                                            10,925             6,553
  Construction in progress                                           7,561             2,319

                                                                   297,591           274,847

  Less accumulated depreciation and amortization                  (120,493)         (108,710)

        Net property and equipment                                 177,098           166,137

  Other assets                                                       6,703            14,160

                                                                 $ 725,481         $ 667,488



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


    10-P Copy of current standard form of Ace Hardware Membership Agreement filed as Exhibit 10-P to Pre-Effective
                   Amendment No. 2 to the Registrant's form S-2 Registration Statement on or about April 26, 1995 and incorporated herein by reference.


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

    11             No Exhibit.

    12             No Exhibit.

    13             No Exhibit.

    16             Not Applicable.

    18             No Exhibit.

    21 Subsidiaries of Registrant filed as Exhibit 21 to the Registrant's Form 10-K on or about March 23, 1995 and incorporated herein by reference.


    22             Not Applicable.


    23             Auditors' Consent, dated April 25, 1996, filed as
                   Exhibit 23(a) to the Registrant's Pre-Effective No. 2 Amendment to the Form S-2 Registration Statement filed on or about April 26, 1995 and incorporated herein by reference.




    24 Powers of Attorney filed as Exhibit 24 to the Registrant's Form 10-K on or about March 23, 1995 and incorporated herein by reference.


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