Form 10-Q
period 1995-03-31
ACE HARDWARE CORP
filed 1995-05-15
CIK 2024

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended March 31, 1995   Commission File Number  2-63880


                          ACE HARDWARE CORPORATION
         (Exact name of registrant as specified in its charter)


             DELAWARE                                       36-0700810
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                     Identification No.)


   2200 Kensington Court, Oak Brook, IL                 60521
  (Address of principal executive offices)            (Zip code)


Registrant's telephone number, including area code    (708) 990-6600


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


                 Class                   Outstanding at March 31, 1995
Class A Voting Stock - $1,000 par value              3,892  shares
Class B Stock        - $1,000 par value              3,192  shares
Class C Stock        - $  100 par value          1,625,897  shares









                         ACE HARDWARE CORPORATION

                                   INDEX


Part I. - Financial Information:                                  Page No.

Balance Sheet -  March 31, 1995 and December 31, 1994                1


Statement of Earnings - Three Months Ended March 31,
    1995 and 1994                                                    2


Statement of Cash Flows - Three Months Ended
    March 31, 1995 and 1994                                          3


Notes to Financial Statements                                        4


Management's Discussion and Analysis of Financial
    Condition and Results of Operations                              5

Part II. - Other Information                                         6







                                                          PART I FINANCIAL INFORMATION
                                                            ACE HARDWARE CORPORATION
                                                                  BALANCE SHEET


                                                                      MARCH 31,         DECEMBER 31,
                                                                        1995               1994
                                                                           (000'S OMITTED)
                            ASSETS
     Current assets:
      Cash and Cash Equivalents                                        $     104         $    4,868
      Accounts receivable, net                                           312,445            259,611
      Merchandise inventory                                              302,926            270,391
      Prepaid expenses and other current assets                            7,574              6,810

        Total current assets                                             623,049            541,680

      Property and equipment, net                                        180,865            177,098
      Other assets                                                         8,023              6,703

         Total assets                                                  $ 811,937         $  725,481

         LIABILITIES AND MEMBER DEALERS' EQUITY
     Current liabilities:
      Current installments of long-term debt                           $   7,363         $    7,369
      Short-term borrowings                                               91,000             30,000
      Accounts payable                                                   318,151            293,088
      Patronage dividends payable in cash                                 32,703             27,302
      Patronage refund certificates payable                               12,784              1,315
      Accrued expenses                                                    32,373             38,627

         Total current liabilities                                       494,374            397,701

     Long-term debt:
      Notes Payable                                                       61,895             63,530
      Industrial development revenue bonds
        and variable rate bonds                                              393                500
      Capitalized leases                                                     169                257

         Total long-term debt                                             62,457             64,287

     Patronage refund certificates payable                                51,550             63,666

     Member dealers' equity:
      Class A stock of $1,000 par value                                    3,970              3,924
      Class B stock of $1,000 par value                                    6,499              6,499
      Class C stock of $100 par value                                    164,996            164,666
      Class C stock of $100 par value, issuable to
        dealers for patronage dividends                                   27,964             21,766
      Additional stock subscribed, net of unpaid portion                     576                555
     Retained Earnings                                                     5,355              5,624
     Contributed Capital                                                   3,295              3,295

                                                                         212,655            206,329
     Less: Treasury stock, at cost                                         9,099              6,502

                                                                         203,556            199,827


       Total liabilities and member dealers' equity                    $ 811,937         $  725,481

                               See accompanying notes to financial statements.

                                                            ACE HARDWARE CORPORATION
                                                              STATEMENT OF EARNINGS

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,

                                                                            1995              1994

                                                                               (000's omitted)

     Net Sales                                                             $ 559,487         $ 515,830
     Cost of Sales                                                           518,121           477,718

         Gross Profit                                                         41,366            38,112

     Operating expenses:
       Warehouse and distribution                                              8,287             6,702
       Selling, general and administrative                                    16,798            14,911

         Total operating expenses                                             25,085            21,613

         Operating income                                                     16,281            16,499

       Interest expense                                                       (3,066)           (2,976)
       Other income, net                                                       1,146               626
       Income taxes                                                             (373)             (283)
         Net earnings                                                         13,988            13,866

     Distribution of net earnings
         Patronage Dividends                                                $ 14,257         $  14,474
         Retained earnings                                                      (269)             (608)

     Net Earnings                                                           $ 13,988         $  13,866


                                                 See accompanying notes to financial statements.

                                                            ACE HARDWARE CORPORATION
                                                             STATEMENT OF CASH FLOWS


                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,

                                                                                   (000's OMITTED)

                                                                                1995                 1994

     Operating Activities:
       Net earnings                                                            $  13,988         $  13,866

       Adjustments to reconcile net earnings to net
          cash used in operating activities:
          Depreciation                                                             4,176             4,087
          Loss on sale of property & equipment                                         1               118
          Increase in accounts receivable, net                                   (52,834)          (52,868)
          Increase in inventories                                                (32,535)          (13,963)
          (Increase) Decrease in prepaids and other current assets                  (764)            1,058
          Increase in accounts payable and accrued expenses                       18,809             2,470

          Net cash used by operating activities                                  (49,159)          (45,232)

     Investing Activities:
       Purchases of property and equipment                                        (7,945)           (5,850)
       Proceeds from sale of property and equipment                                    1                 0
       Increase in other assets                                                   (1,320)             (624)

       Net cash used in investing activities                                      (9,264)           (6,474)

     Financing Activities:
       Proceeds from short-term borrowings                                        61,000            69,500
       Principal payments on long-term debt                                       (1,836)           (8,599)
       Payments on refund certificates and patronage
        financing programs                                                        (3,306)          (11,940)
       Proceeds from sale of common stock                                            398               240
       Repurchase of common stock                                                 (2,597)           (1,637)

         Net cash provided by financing activities                                53,659            47,564

     Decrease in cash and cash equivalents                                        (4,764)           (4,142)

     Cash and cash equivalents at beginning of period                          $   4,868         $   4,142

     Cash and cash equivalents at end of period                                $     104         $       0






                                                 See accompanying notes to financial statements.


                    ACE HARDWARE CORPORATION

                  NOTES TO FINANCIAL STATEMENTS


1)   General

     The accompanying financial statements have not been examined by independent public accountants except for the December 31, 1994 balance sheet but in the opinion of the Company reflect all adjustments necessary to present fairly the financial position as of March 31, 1995 and 1994 and the results of operations and cash flows for the three months then ended. These interim figures are not necessarily indicative of the results to be expected for the full year.

2)   Patronage Dividends

     The Company operates as a cooperative organization and will pay patronage dividends to member dealers based on the earnings derived from business done with such dealers. It has been the practice of the Company to distribute substantially all patronage sourced earnings in the form of patronage dividends.

     Net earnings and patronage dividends will normally be the same with approximately 99% of the Company's patronage sourced net earnings being paid to consenting member dealers. International dealers signed under an International Retail Merchant Agreement are not eligible for patronage dividends and related earnings are not included in patronage sourced earnings.

3)   Reclassifications

     Certain financial statement reclassifications have been made to prior year and prior quarter amounts to conform to comparable classifications followed in 1995.

                      ACE HARDWARE CORPORATION

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF

          FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Three Months Ended March 31, 1995 compared to Three Months Ended
March 31, 1994.

Results of Operations

Net sales increased 8.5% in 1995 primarily due to increases in volume from existing dealers. International sales have decreased
4.4% exclusively related to the peso decline in Mexico and resulting decreases in exports to that country.

Gross profit increased 8.5% paralleling first quarter sales growth and remained comparable to 1994 as a percent of sales. A slight shift in the mix of sales resulting in lower handling charges as a percent of sales was offset by increased vendor allowances and manufacturing gross profit.

Warehouse and distribution expenses increased vs. 1994 and as a percent of sales due to reduced net traffic revenues, increased building costs and labor cost increases to support the sales growth.

Selling, general and administrative expenses increased vs. 1994 and as a percent of sales due to increased personnel costs for field retail support, increased data processing costs and reduced advertising income.

Interest expense increased as a result of higher interest rates vs. the first quarter of 1994.

Other income increased due to increased income from dealer financing programs.

Liquidity and Capital Resources

The Company expects that internally generated funds, along with established lines of credit and long-term financing, will be the primary financing sources for capital expenditures in the future. The Company believes that those sources, along with retail growth of the membership leading to patronage stock growth, will provide adequate liquidity for the long-term.

                   PART II. OTHER INFORMATION

                    ACE HARDWARE CORPORATION



Item 6.   Exhibits and Reports on Form 8-K.

         (b) There were no reports on Form 8-K filed for the three month period ended March 31, 1995.

                           SIGNATURES









Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









    ACE HARDWARE CORPORATION




       RITA D. KAHLE               DATE
       Rita D. Kahle
  Vice President, Finance

(Principal Financial and Accounting Officer, and duly authorized Officer of the registrant)