Form 10-Q
period 1995-06-30
ACE HARDWARE CORP
filed 1995-08-15
CIK 2024

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended June 30, 1995 Commission File Number  2-63880


                          ACE HARDWARE CORPORATION
         (Exact name of registrant as specified in its charter)


             DELAWARE                                       36-0700810
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                     Identification No.)


   2200 Kensington Court, Oak Brook, IL                 60521
  (Address of principal executive offices)            (Zip code)


Registrant's telephone number, including area code    (708) 990-6600


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


                 Class                   Outstanding at June 30, 1995
Class A Voting Stock - $1,000 par value              3,900  shares
Class B Stock        - $1,000 par value              3,140  shares
Class C Stock        - $  100 par value          1,828,817  shares









                         ACE HARDWARE CORPORATION

                                   INDEX


Part I. - Financial Information:                                  Page No.

Balance Sheets -  June 30, 1995 and December 31, 1994                 1


Statements of Earnings - Six Months and Three Months
    Ended June 30, 1995 and 1994                                      2


Statements of Cash Flows - Six Months Ended
    June 30, 1995 and 1994                                            3


Notes to Financial Statements                                         4


Management's Discussion and Analysis of Financial
    Condition and Results of Operations                             5 & 6

Part II. - Other Information                                          7



                                         PART I FINANCIAL INFORMATION
                                           ACE HARDWARE CORPORATION
                                               BALANCE SHEETS

                                                                    JUNE 30,      DECEMBER 31,
                                                                     1995            1994
                                                                        (000'S OMITTED)
                          ASSETS
     Current assets:
      Cash and cash equivalents                                   $     102      $    4,868
      Accounts receivable, net                                      319,164         259,611
      Merchandise inventory                                         261,146         270,391
      Prepaid expenses and other current assets                       6,878           6,810

        Total current assets                                        587,290         541,680

      Property and equipment, net                                   184,225         177,098
      Other assets                                                    8,595           6,703

        Total assets                                              $ 780,110      $  725,481

            LIABILITIES AND MEMBER DEALERS' EQUITY
     Current liabilities:
      Current installments of long-term debt                          7,477           7,369
      Short-term borrowings                                          76,000          30,000
      Accounts payable                                              311,401         293,088
      Patronage dividends payable in cash                            12,561          27,302
      Patronage refund certificates payable                          12,771           1,315
      Accrued expenses                                               35,971          38,627

         Total current liabilities                                  456,181         397,701

     Long-term debt:
      Notes and bonds payable                                        60,583          64,030
      Capitalized leases                                                549             257

         Total long-term debt                                        61,132          64,287

     Patronage refund certificates payable                           52,758          63,666

     Member dealers' equity:
      Class A stock of $1,000 par value                               4,039           3,924
      Class B stock of $1,000 par value                               6,499           6,499
      Class C stock of $100 par value                               187,165         164,666
      Class C stock of $100 par value, issuable to
        dealers for patronage dividends                              14,313          21,766
      Additional stock subscribed, net of unpaid portion                553             555
      Retained Earnings                                               5,314           5,624
      Contributed Capital                                             3,295           3,295

                                                                    221,178         206,329
     Less: Treasury stock, at cost                                   11,139           6,502

                                                                    210,039         199,827



       Total liabilities and member dealers' equity               $ 780,110      $  725,481

                                 See accompanying notes to financial statements.

                                                   ACE HARDWARE CORPORATION
                                                    STATEMENTS OF EARNINGS

                                                                      THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                           JUNE 30,                       JUNE 30,
                                                                      1995           1994           1995           1994

                                                                        (000's omitted)               (000's omitted)

     Net Sales                                                       $643,982      $626,786       $1,203,469     $1,142,616
     Cost of Sales                                                    594,967       580,101        1,113,088      1,057,818

         Gross Profit                                                  49,015        46,685           90,381         84,798

     Operating expenses:
       Warehouse and distribution                                       7,691         6,778           15,977         13,442
       Selling, general and administrative                             20,728        18,066           37,526         33,016

         Total operating expenses                                      28,419        24,844           53,503         46,458

         Operating income                                              20,596        21,841           36,878         38,340

       Interest expense                                                (3,363)       (3,395)          (6,430)        (6,370)
       Other income, net                                                1,380           798            2,526          1,422
       Income taxes                                                      (130)         (120)            (503)          (402)

         Net earnings                                                  18,483        19,124           32,471         32,990

     Distribution of net earnings
         Patronage Dividends                                           18,524        19,071           32,781         32,911
         Retained earnings                                               ( 41)           53             (310)            79

     Net earnings                                                    $ 18,483      $ 19,124       $   32,471     $   32,990

                                 See accompanying notes to financial statements.

                                                ACE HARDWARE CORPORATION
                                                STATEMENTS OF CASH FLOWS



                                                                                SIX MONTHS ENDED
                                                                                    JUNE 30,

                                                                                 (000's OMITTED)

                                                                             1995              1994

     Operating activities:
      Net earnings                                                        $  32,471         $  32,990

     Adjustments to reconcile net earnings to net
        cash used in operating activities:
        Depreciation                                                          8,456             8,376
        Loss on sale of property and equipment                                    1                55
        Increase in accounts receivable, net                                 (59,553)         (71,883)
        (Increase) Decrease in inventory                                       9,245           (6,501)
        (Increase) Decrease in prepaids and other current assets                 (68)             457
        Increase in accounts payable and
            accrued expenses                                                  15,659           33,010

        Net cash provided by (used in) operating activities                    6,211           (3,496)

     Investing activities:
        Purchases of property and equipment                                  (15,585)         (15,706)
        Proceeds from sale of property and equipment                               2              139
        Increase in other assets                                              (1,892)          (1,312)

        Net cash used in investing activities                                (17,475)         (16,879)

     Financing activities:
        Proceeds from short-term borrowings                                   46,000           69,500
        Principal payments on long-term debt                                  (3,047)          (8,816)
        Payments on refund certificates and patronage
          financing programs                                                  (5,361)         (15,043)
        Proceeds from sale of common stock                                       845              469
        Repurchase of common stock                                            (4,637)          (4,111)
        Payments of cash portion of patronage dividend                       (27,302)         (25,766)

        Net cash provided by financing activities                              6,498           16,233

     Decrease in cash and cash equivalents                                    (4,766)          (4,142)

     Cash and cash equivalents at beginning of period                          4,868            4,142

     Cash and cash equivalents at end of period                           $      102        $     --





                                 See accompanying notes to financial statements.

                    ACE HARDWARE CORPORATION

                  NOTES TO FINANCIAL STATEMENTS


1)   General

     The accompanying financial statements have not been examined by independent public accountants except for the December 31, 1994 balance sheet but in the opinion of the Company reflect all adjustments necessary to present fairly the financial position as of June 30, 1995 and 1994 and the results of operations and cash flows for the six months then ended. These interim figures are not necessarily indicative of the results to be expected for the full year.

2)   Patronage Dividends

     The Company operates as a cooperative organization and will pay patronage dividends to consenting member dealers based on the earnings derived from business done with such dealers. It has been the practice of the Company to distribute substantially all patronage sourced earnings in the form of patronage dividends.

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

                      ACE HARDWARE CORPORATION

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF

          FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Three Months Ended June 30, 1995 compared to Three Months Ended
June 30, 1994.

Results of Operations

Net sales increased 2.7% as a result of an increase in the volume to existing members, partially offset by lower International sales. Net sales were effected by the economic slowdown, late spring weather effecting lawn and garden seasonal sales and the Mexican peso decline.

Gross profit increased 5.0% vs. 1994 and as a percent of sales due to sales mix shifts toward warehouse sales categories and increased vendor allowances.

Warehouse and distribution expenses increased vs. 1994 due to increased building costs partially offset by a reduction in distribution labor costs resulting from improved productivity.

Selling, general and administrative expenses increased vs. 1994 and increased as a percent of sales due to higher field support personnel costs, increased data processing costs and reduced net advertising income.

Other income increased primarily due to growth in dealer financing programs.

                      ACE HARDWARE CORPORATION

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF

          FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Six Months Ended June 30, 1995 compared to Six Months Ended
June 30, 1994.

Results of Operations

Net sales increased 5.3% in 1995 primarily due to increases in volume from existing dealers and new store development and conversions. International sales declined, primarily in Mexico due to the peso decline and resulting decreases in export sales to that country.

Gross profit increased 6.6% vs. 1994 and as a percent of sales due to sales mix shifts and increased vendor allowances, partially offset by an increased LIFO provision.

Warehouse and distribution expenses increased vs. 1994 and as a percent of sales due to reduced traffic revenues, increased building costs, and distribution cost increases to support the sales growth.

Selling, general and administrative expenses increased vs. 1994 and as a percent of sales due to increased personnel costs for field retail support and new business development, increased data processing costs, and reduced advertising income.

Interest expense increased slightly as a result of higher interest rates vs. 1994.

Other income increased primarily due to growth in dealer financing programs.


Liquidity and Capital Resources

The Company expects that internally generated funds, along with new and established lines of credit and long-term financing, will be the primary financing sources for future capital expenditures. The Company believes that these sources, along with retail growth of the membership leading to patronage stock growth, will provide adequate liquidity for the long-term.

                   PART II. OTHER INFORMATION

                    ACE HARDWARE CORPORATION



Item 4.   Submission of Matters to a Vote of Security Holders

     The following information is furnished with respect to matters submitted to a vote of the stockholders of the registrant at a meeting thereof held during the quarter covered by this report:

     (a) Date of meeting: June 5, 1995 - said meeting was an annual meeting.

     (b)  1.   The following director was elected at said
               meeting for a three year term expiring in 1998:

                        Roger E. Peterson

          2. The following directors were reelected at said meeting for a three year term expiring in 1998:

                        Lawrence R. Bowman
                        Richard E. Laskowski
                        James R. Williams

          3. The names of the other directors other than the above elected directors whose terms of office as directors continue after the meeting are:

                        Howard J. Jung
                        Jon R. Weiss
                        John E. Kingery
                        Jennifer C. Anderson
                        Mark Jeronimous
                        Ray W. Osborne
                        Don S. Williams

     (c)  Matters voted upon and approved at the meeting were:

          Amendment to the By-laws, limiting the number of directors elected or appointed to office who are non-dealer directors to 25%.


Item 6.   Exhibits and Reports on Form 8-K.

          (b) There were no reports on Form 8-K filed for the three month period ended June 30, 1995.

                             SIGNATURE









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