Form 10-Q
period 1995-09-30
ACE HARDWARE CORP
filed 1995-11-15
CIK 2024

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended September 30, 1995 Commission File Number  2-63880


                          ACE HARDWARE CORPORATION
         (Exact name of registrant as specified in its charter)


             DELAWARE                                       36-0700810
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                     Identification No.)


   2200 Kensington Court, Oak Brook, IL                 60521
  (Address of principal executive offices)            (Zip code)


Registrant's telephone number, including area code    (708) 990-6600


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


                 Class                   Outstanding at September 30, 1995
Class A Voting Stock - $1,000 par value              3,927  shares
Class B Stock        - $1,000 par value              3,088  shares
Class C Stock        - $  100 par value          1,806,814  shares









                         ACE HARDWARE CORPORATION

                                   INDEX


Part I. - Financial Information:                                  Page No.

Balance Sheets -  September 30, 1995 and December 31, 1994            1


Statements of Earnings - Nine Months and Three Months
    Ended September 30, 1995 and 1994                                 2


Statements of Cash Flows - Nine Months Ended
    September 30, 1995 and 1994                                       3


Notes to Financial Statements                                         4


Management's Discussion and Analysis of Financial
    Condition and Results of Operations                             5 & 6

Part II. - Other Information                                          7





                                         PART I.FINANCIAL INFORMATION
                                           ACE HARDWARE CORPORATION
                                               BALANCE SHEETS

                                                                SEPTEMBER 30,     DECEMBER 31,
                                                                     1995            1994
                                                                        (000'S OMITTED)
                          ASSETS
     Current assets:
      Cash and cash equivalents                                   $     101      $    4,868
      Accounts receivable, net                                      263,846         259,552
      Merchandise inventory                                         276,815         270,391
      Prepaid expenses and other current assets                       8,124           7,189

        Total current assets                                        548,886         542,000

      Property and equipment, net                                   188,087         177,108
      Other assets                                                    8,690           4,502

        Total assets                                              $ 745,663      $  723,610

            LIABILITIES AND MEMBER DEALERS' EQUITY
     Current liabilities:
      Current installments of long-term debt                          7,444           7,369
      Short-term borrowings                                          29,500          30,000
      Accounts payable                                              311,500         291,185
      Patronage dividends payable in cash                            19,198          27,302
      Patronage refund certificates payable                          12,770           1,315
      Accrued expenses                                               37,301          38,659

         Total current liabilities                                  417,713         395,830

     Long-term debt:
      Notes and bonds payable                                        58,985          64,030
      Capitalized leases                                                422             257

         Total long-term debt                                        59,407          64,287

     Patronage refund certificates payable                           53,660          63,666

     Member dealers' equity:
      Class A stock of $1,000 par value                               4,120           3,924
      Class B stock of $1,000 par value                               6,499           6,499
      Class C stock of $100 par value                               187,340         164,666
      Class C stock of $100 par value, issuable to
        dealers for patronage dividends                              21,986          21,766
      Additional stock subscribed, net of unpaid portion                546             555
      Retained Earnings                                               4,856           5,624
      Contributed Capital                                             3,295           3,295

                                                                    228,642         206,329
     Less: Treasury stock, at cost                                   13,759           6,502

       Total member dealers' equity                                 214,883         199,827



       Total liabilities and member dealers' equity               $ 745,663      $  723,610

                                 See accompanying notes to financial statements.

                                                   ACE HARDWARE CORPORATION
                                                    STATEMENTS OF EARNINGS

                                                                      THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                 SEPTEMBER 30,
                                                                      1995           1994           1995           1994
                                                                        (000's omitted)               (000's omitted)

     Net Sales                                                       $604,570      $572,094       $1,808,039     $1,714,710
     Cost of Sales                                                    558,938       529,995        1,671,451      1,587,343

         Gross Profit                                                  45,632        42,099          136,588        127,367

     Operating expenses:
       Warehouse and distribution                                       6,993         7,385           22,970         20,751
       Selling, general and administrative                             19,480        13,777           56,391         47,021

         Total operating expenses                                      26,473        21,162           79,361         67,772

         Operating income                                              19,159        20,937           57,227         59,595

       Interest expense                                                (3,127)       (3,602)         (10,746)       (10,442)
       Other income, net                                                1,330         1,023            3,856          2,597
       Income taxes                                                      (600)         (737)          (1,103)        (1,139)

         Net earnings                                                  16,762        17,621           49,234         50,611

     Distribution of net earnings
         Patronage Dividends                                           17,220        17,234           50,002         50,145
         Retained earnings                                               (458)          387             (768)           466

     Net earnings                                                    $ 16,762      $ 17,621       $   49,234     $   50,611

                                 See accompanying notes to financial statements.

                                                ACE HARDWARE CORPORATION
                                                STATEMENTS OF CASH FLOWS



                                                                               NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                                 (000's OMITTED)

                                                                             1995              1994

     Operating Activities:
      Net earnings                                                        $  49,234         $  50,611

     Adjustments to reconcile net earnings to net
        cash provided by operating activities:
        Depreciation                                                          12,612           12,693
        Loss (Gain) on sale of property & equipment                              (10)             127
        Increase in accounts receivable, net                                  (4,294)         (23,802)
        Increase in merchandise inventory                                     (6,424)          (3,680)
        Decrease (Increase) in prepaids and other current assets                (935)             660
        Increase (Decrease) in accounts payable and
            accrued expenses                                                  17,324             (109)

        Net cash provided by operating activities                             67,507           36,500

     Investing Activities:
        Purchases of property and equipment                                  (23,603)         (20,123)
        Proceeds from sale of property and equipment                              22              157
        Increase in other assets                                              (4,189)          (1,880)

        Net cash used in investing activities                                (27,770)         (21,846)

     Financing Activities:
        Proceeds (payments) from short-term borrowings                          (500)          38,000
        Principal payments on long-term debt                                  (4,805)          (9,629)
        Payments on refund certificates and patronage
          financing programs                                                  (7,477)         (16,267)
        Proceeds from sale of common stock                                     1,204            1,040
        Repurchase of common stock                                            (7,257)          (6,174)
        Payments of cash portion of patronage dividend                       (27,302)         (25,766)

        Net cash used in financing activities                                (46,137)         (18,796)

     Decrease in cash and cash equivalents                                    (6,400)          (4,142)

     Cash and cash equivalents at beginning of period                          6,501            4,142

     Cash and cash equivalents at end of period                           $      101        $      -





                                 See accompanying notes to financial statements.

                    ACE HARDWARE CORPORATION

                  NOTES TO FINANCIAL STATEMENTS


1)   General

     The accompanying financial statements have not been examined by independent public accountants except for the December 31, 1994 balance sheet, however, in the opinion of the Company reflect all adjustments necessary to present fairly the financial position as of September 30, 1995 and 1994 and the results of operations and cash flows for the nine months then ended. These interim figures are not necessarily indicative of the results to be expected for the full year.

2)   Patronage Dividends

     The Company operates as a cooperative organization and will pay patronage dividends to consenting member dealers based on the earnings derived from business with such dealers. It has been the practice of the Company to distribute substantially all patronage sourced earnings in the form of patronage dividends.

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

                      ACE HARDWARE CORPORATION

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF

          FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Three Months Ended September 30, 1995 compared to Three Months
Ended September 30, 1994.

Results of Operations

Net sales increased 5.7% as a result of an increase in the volume to existing members and new member sales, partially offset by lower international sales to Mexico.

Gross profit increased 8.4% vs. 1994 and as a percent of sales due to sales mix shifts toward warehouse categories and increased vendor allowances, partially offset by an increased LIFO provision.

Warehouse and distribution expenses decreased vs. 1994 due to increased traffic revenues from freight consolidation and crossdocking activities, partially offset by increased distribution costs.

Selling, general and administrative expenses increased vs. 1994 and as a percent of sales due to higher field support personnel costs, increased data processing costs and reduced net advertising income.

Interest expense decreased due to lower borrowing levels vs. 1994.

Other income increased primarily due to growth in dealer financing programs.

                      ACE HARDWARE CORPORATION

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF

          FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Nine Months Ended September 30, 1995 compared to Nine Months Ended September 30, 1994.

Results of Operations

Net sales increased 5.4% in 1995 primarily due to increases in volume from existing dealers and new store development and conversions. 1995 net sales have been effected by slow retail and economic growth, more moderate seasonal sales related to late spring weather, moderate lumber and building material increases due to lower lumber prices, and lower international sales to Mexico related to the peso decline and resulting decreases in export sales to that country.

Gross profit increased 7.2% vs. 1994 and as a percent of sales due to sales mix shifts toward warehouse sales categories and increased vendor allowances, partially offset by an increased LIFO provision.

Warehouse and distribution expenses increased vs. 1994 due to increased building and distribution costs to support the sales growth, partially offset by improved warehouse productivity and increased freight consolidation revenues.

Selling, general and administrative expenses increased vs. 1994 and as a percent of sales due to increased personnel costs for field retail support and new business development and increased costs for data processing supplies and print advertising due to industry wide paper increases.

Interest expense and other income increased primarily due to growth in dealer financing programs.


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

                   PART II. OTHER INFORMATION

                    ACE HARDWARE CORPORATION




Item 6.   Exhibits and Reports on Form 8-K.

          (b) There were no reports on Form 8-K filed for the three month period ended September 30, 1995.

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