Form 10-K
period 1995-12-31
ACE HARDWARE CORP
filed 1996-03-11
CIK 2024

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549
                        Form 10-K

     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

                                  Commission File No. 2-55860

For the fiscal year ended December 31, 1995

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

   State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The Registrant's shares are issued only to, and may be held only by, its dealer-stockholders, and the shares held by a dealer-stockholder are subject to repurchase by the Registrant upon termination of the membership agreement of a dealer-stockholder. Thus, there is no market for the Registrant's shares. The repurchase price for each share of Class A stock, the only voting stock issued by the Registrant, is equal to the par value of $1,000 per share. As of February 23, 1996, the aggregate value of the Class A stock held by non-affiliates (dealer-stockholders) calculated on the basis of such repurchase price was $3,893,000.

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              X Yes  No

   Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date (applicable only to corporation Registrants). Outstanding shares as of February 23, 1996:

Class A (voting) Stock,        $1,000 par value           3,893 shares
Class B (nonvoting) Stock,     $1,000 par value           3,032 shares
Class C (nonvoting) Stock,     $  100 par value       1,770,346 shares



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

   At December 31, 1995 there were 5,007 retail business outlets with respect to which such Membership Agreements had been entered into. Those States having the largest concentration of member outlets are California (approximately 10%), Illinois (approximately 8%), Texas (approximately 7%), Florida (approximately 6%), Michigan and Georgia (approximately 4% each). States into which were shipped the largest percentages of the merchandise sold by the Company in 1995 are California (approximately 11%), Illinois (approximately 8%), Florida and Texas (approximately 6% each), Michigan (approximately 5%) and Georgia (approximately 4%). Approximately 3% of the Company's sales are made to outlets located outside of the United States or its territories.

   Information as to the number of the Company's member outlets during each of the past three calendar years is set forth in the following table:


                                                                            1995        1994       1993
    Member outlets at beginning of period                                  4,940        4,921      4,986
    New member outlets                                                       285          198        158
    Member outlets terminated                                                218          179        223
    Member outlets at end of period                                        5,007        4,940      4,921
    Dealers having one or more member outlets at end of period             4,055        4,054      4,045


   The Company services its dealers by purchasing merchandise in quantity lots, primarily from manufacturers, by warehousing substantial quantities of said merchandise and by selling the same in smaller lots to the dealers. Most of the products that the Company distributes to its dealers from its regional warehouses are sold at a 10% markup. In 1995 warehouse sales accounted for 62% of total sales and bulletin sales accounted for 3% of total sales with the balance of 35% representing direct shipment, including lumber and building material sales. The proportions in which the Company's total warehouse sales were divided among the various classes of merchandise sold by it during each of the past three calendar years are as follows:

          Class of Merchandise                                              1995        1994       1993

          Paint, cleaning and related supplies                               19%         19%        19%
          Plumbing and heating supplies                                      16%         16%        15%
          Hand and power tools                                               14%         14%        14%
          General hardware                                                   13%         13%        12%
          Electrical supplies                                                13%         12%        12%
          Garden, rural equipment and related supplies                       13%         11%        12%
          Sundry                                                              7%          9%         9%
          Housewares and appliances                                           5%          6%         7%


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


               Invoice Amount                              Handling Charge (Markup)

          $       0 to $  999.99                    2.00% or $1.00 whichever is greater
          $1,000.00 to $1,999.99                    1.75%
          $2,000.00 to $2,999.99                    1.50%
          $3,000.00 to $3,999.99                    1.25%
          $4,000.00 to $4,999.99                    1.00%
          $5,000.00 to $5,999.99                     .75%
          $6,000.00 to $6,999.99                     .50%
          $7,000.00 to $7,999.99                     .25%
          $8,000.00 and over                         .00%


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

   An additional markup of 3% applies to various categories of sales of merchandise exported to certain dealers located outside of the United States and its territories and possessions. Ace dealers located outside of the United States and its territories and possessions not subject to the additional 3% markup are assessed a flat 2% markup on all direct shipment sales.

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

   The Company also has established special sales programs for lumber and building materials products and for products assigned from time to time to an "extreme competitive price sales" classification and for products purchased from specified vendors for delivery to certain of the Company's dealers on a direct shipment basis (LTL Plus Program). Under its lumber and building materials ("LBM") program, the Company imposes no handling charge, markup or national advertising assessment on direct shipment orders for such products. The LBM program also enables the Company's dealers to purchase these products at net invoice prices which pass on to them important cost savings resulting from the Company's closely monitored lumber and building materials purchasing procedures. Additionally, the LBM program offers dealers the opportunity to order less-than-truckload quantities of many lumber and building materials products at economical prices under the LTL warehouse redistribution procedure which the Company has established with certain major vendors.

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

   The Company has an ongoing strategic planning process and has focused its strategic plans around four cornerstones for future growth and success in this competitive industry. The four cornerstones are: Retail Success (store operations), Wholesale Success (distribution), International growth and new member growth. Dealer retail success is a primary objective since it drives both retail performance and wholesale growth of the Company. The Company has accelerated its efforts in assisting member dealers in "retail success initiatives" designed to document and improve their retail performance and competitiveness. The retail success initiatives include retail goals which each dealer should strive for within their store and local competitive environment, but do not dictate material restrictions or requirements on member dealers. Minimum requirements for acceptance of a member dealer by the Company are outlined only in the Membership Agreement and in the Member Operational Requirements under the Ace Hardware Membership Agreement. The Operational Requirements do require that, within one year from the Company's acceptance of the Agreement, the member dealer make Ace their primary source of supply and terminate participation in the program of any other major hardware wholesaler. There are currently no specific requirements as to percentage of purchases required through Ace or minimum retail performance which must be achieved (i.e. sales dollars per square foot). This strategic plan, referred to as "The New Age of Ace" is an extension of previous strategic efforts under Ace 2000 and is not in conflict with these efforts.

   Through its wholly-owned subsidiary, Ace Insurance Agency, Inc., the Company makes available to its dealers a Group Dealer Insurance Program under which they can purchase a package of insurance coverages, including "all risk" property insurance and business interruption, crime, liability and workers' compensation coverages, as well as medical insurance coverage for their employees. AHC Realty Corporation, another wholly-owned subsidiary of the Company, provides the services of a broker to those dealers who desire to sell or seek a new location for a presently owned store or to acquire an additional store. Loss Prevention Services, Inc., another wholly-owned subsidiary provides security training and services for all dealers desiring security assistance. In addition, the Company offers to its dealers retail computer systems consisting of computer equipment, maintenance service and certain software programs and services. These are marketed by the Company under its registered service mark "PACE".

   The Company manufactures paint and related products at facilities owned by it in Matteson and Chicago Heights, Illinois. These facilities now constitute the primary source of such products offered for sale by the Company to its dealers. The Company's paint manufacturing business is operated as a separate Division of the Company for accounting purposes. All raw materials used by the Company to manufacture paint are purchased from outside sources. The Company has had adequate sources of raw materials, and no shortages of any materials which would materially impact operations are currently anticipated. The manufacturing of paint is seasonal to the extent that greater paint sales are found in the months of April through September. Historically, compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment have not had any material impact.

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

Special Charges and Assessments

    The Company sponsors a national advertising program for which its dealers are currently assessed an amount equal to 1.25% of their purchases (exclusive of purchases of lumber, LTL, LTL Plus, building materials products and PACE hardware and software computer systems), with the current minimum annual assessment for each dealer location being established at $1,560.00 (or such greater amount as would be required to maintain such minimum assessment at 1.25% of the annual volume of purchases required in order for a retail outlet to avoid imposition of the low volume account service charge) for 1996 ($1,300.00 for 1995), subject to: 1) a maximum annual assessment for each dealer location for which a membership agreement has been entered into with the Company of $5,000.00 for 1996 ($4,750.00 for 1995); 2) a maximum total annual assessment for any one dealer determined by multiplying the number of such dealer's retail outlets supplied by the Company which serve the general public by $5,000.00 with certain exemptions from or adjustments to the national advertising assessment for dealer outlets located outside of the contiguous 48 states of the United States and the District of Columbia, based on the evaluation by the Company's management of the amount and nature of the television broadcasts received in the dealer's area. The percentage of bi-weekly purchases to be assessed for the Company's national advertising program and the amount of the maximum annual assessment for such program are both subject to being changed from time to time by action of the Board of Directors of the Company. The Company also has the authority, effective January 1, 1993 to impose a regional advertising assessment (for select geographic regions) not to exceed 2% of annual purchases with the same minimum and maximum assessments imposed by the National Advertising assessment.

   A special low volume account service charge of $30.00 per bi-weekly billing statement period is imposed on all stores whose purchases (exclusive of lumber and LTL purchases) during such period are less than $4,800.00, or, effective January 1, 1996 a $50.00 per bi-weekly billing statement on all stores whose annual purchases are less than $50,000.00. Any such charges imposed on a store during a specified year will be automatically refunded to the store if its total purchases (exclusive of lumber and LTL purchases) exceed $124,800.00 for 1996 ($104,000.00 for 1995) during the year.
All stores are exempted from such special charge during the first
12 months from the date that they are affiliated as Ace dealers. Exceptions to the low volume account service charge are as follows:

          1. when a dealer has purchased $124,800.00 for 1996 ($104,000.00 for 1995) of merchandise (exclusive of carload lumber purchases) during the applicable year, the dealer will be given credit on the next bi-weekly billing statement for any low volume charges which have been added to the account during such year and the low volume charge shall no longer be added on any of such dealer's bi-weekly billing statements during the remainder of such period even if the current purchases shown on the billing statement are less than $4,800.00; and

          2. the low volume account service charge will not be billed on a bi-weekly basis to those accounts whose previous year's sales volume exceeded the low volume purchases minimum ($124,800.00 for 1996; $104,000.00 for 1995) for the previous year, but the full annual low volume account service charge will be billed on the last billing statement of the year to those accounts if the minimum purchases to avoid imposition of the charge have not been met for the current year.

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

   Subscriptions to a retail training program consisting of video tapes and related course materials (the "S.T.A.R. Program") are mandatory for all stores located in the United States and U.S. Territories. The initial monthly assessment imposed on such stores for such subscriptions is $16.00 for 1996 ($14.50 for 1995) for each single store or parent store and $11.00 for 1996 ($10.00 for 1995) for each branch store. A single store or parent store is an initial retail outlet for which a dealer owns, or has subscribed for, one (1) share of Class A stock and forty (40) shares of Class C stock of the Company. A branch store is an additional retail outlet for which a dealer owns, or has subscribed for, fifty (50) shares of Class C stock of the Company. (See Article XXV, Section
2 of the By-Laws, set forth in Appendix A). Branch stores may, upon request, be granted an exemption from the monthly subscription fee.

   Subscriptions to a Material Safety Data Sheet information service are also mandatory for all stores located in the United States. The initial annual assessment imposed on such stores for such subscriptions is $32.00 for 1996 ($30.00 for 1995) for each single store or parent store and $16.00 for 1996 ($15.00 for 1995) for each branch store.

 Trademark and Service Mark Registrations

    The names "ACE HARDWARE" and "ACE" are used extensively by the Company and by its member-dealers in connection with the promotion, advertising and marketing of products and services sold by the Company. The Company holds the following Trademark and Service Mark Registrations issued by the U.S. Patent and Trademark Office for the marks used by it:

                                             Registration
Description of Mark           Type of Mark      Number      Expiration Date
"ACE HARDWARE" with
  winged emblem
  design                      Service Mark      840,176     December 5, 2007
"ACE HARDWARE" with
  winged emblem
  design                      Trademark         898,070     September 8, 2000
"WEATHER SHEDDER"             Trademark       1,053,816     December 7, 1996
"THE HELPFUL HARDWARE MAN"    Service Mark    1,055,741     January 4, 1997
"ACE IS THE PLACE WITH THE
  HELPFUL HARDWARE MAN"       Service Mark    1,055,743     January 4, 1997
"BRIGHT & EASY"               Trademark       1,058,117     February 8, 1997
"THE PAINTIN' PLACE"          Service Mark    1,138,654     August 12, 2000
"HARDWARE UNIVERSITY"
  with Design                 Service Mark    1,180,539     December 1, 2001
"SUPER STRIKER"               Trademark       1,182,330     December 15, 2001
"PACE" with design            Service Mark    1,208,887     September 14, 2002
"ACE HARDWARE" with
  winged emblem design        Trademark       1,277,581     May 15, 2004
"ACE HARDWARE" in
  slanted bar design          Trademark       1,426,137     January 27, 2007
"ACE" in stylized
  lettering design            Service Mark    1,464,025     November 3, 2007
"ACE HARDWARE" in
  stylized lettering
  design                      Service Mark    1,486,528     April 26, 2008
"ACE HARDWARE AND GARDEN
  CENTER" in stylized
  lettering design            Service Mark    1,487,216     May 3, 2008
"ACE NEW EXPERIENCE"
  in stylized lettering
  design                      Trademark       1,554,322     September 5, 2009
"ACE SEVEN STAR" in
  stylized
  lettering design            Trademark       1,556,389     September 19, 2009



                                               Registration
 Description of Mark          Type of Mark       Number         Expiration Date
"ACE BEST BUYS" in
   circle design              Service Mark    1,560,250     October 10, 2009
"ACENET"                      Service Mark    1,574,019     December 26, 1999
"ACE IS THE PLACE"            Service Mark    1,602,715     June 19, 2000
"LUB-E"                       Trademark       1,615,386     October 2, 2000
"ACE FIVE STAR" in stylized
  lettering design            Trademark       1,627,887     December 18, 2000
"ACE THREE STAR" in stylized
  lettering design            Trademark       1,631,237     January 15, 2001
"ACE PRO"                     Trademark       1,632,078     January 22, 2001
"ASK ACE"                     Service Mark    1,653,263     August 6, 2001
Christmas Elves Design        Trademark       1,669,306     December 24, 2001
"ACE 2000"                    Service Mark    1,682,467     April 7, 2002
"ACE" in stylized
  lettering design            Trademark       1,683,538     April 21, 2002
"HARMONY" in stylized
  lettering design            Trademark       1,700,526     July 14, 2002
"SEVEN STAR SATISFACTION
  GUARANTEED QUALITY ACE
  PAINTS" with design         Service Mark    1,705,321     August 4, 2002
"THE OAKBROOK COLLECTION"
  in stylized lettering
  design                      Trademark       1,707,986     August 18, 2002
"ACE HARDWARE BROWN BAG
 BONANZA" with design         Service Mark    1,761,277     April 13, 2003
"ACE HARDWARE
 COMMITTED TO A QUALITY
ENVIRONMENT" design           Service Mark    1,764,803     April 13, 2003
"THE OAKBROOK COLLECTION"
  in stylized lettering
  design                      Trademark       1,783,335     July 20, 2003
"STORE 2000 THE STORE OF
  THE FUTURE"                 Service Mark    1,811,032     December 14, 2003
"ENVIRO-CHOICE"               Trademark       1,811,392     December 14, 2003
"CELEBRATIONS"                Service Mark    1,918,785     September 12, 2005
Repetitive Stylized
  "A" design                  Service Mark    1,926,798     October 10, 2005
"The NEW AGE OF ACE"
  design                      Service Mark    1,937,008     November 21, 2005
"ACE RENTAL PLACE" in
  stylized lettering
  design                      Service Mark    1,943,140     December 19, 2005


     Currently, the Company has applications pending before the U.S. Patent and Trademark Office for Registration of "GREAT FINISHES" for paints, paint-like coatings, primers, lacquers, stains and varnishes, "WOOD ROYAL" for paint, exterior stains and wood cleaners, "ROYAL TOUCH" for paints, primers, stains, lacquers and varnishes, "ROYAL SHIELD" for paints, primers, stains, lacquers and varnishes and "SEAL TECH" for acrylic waterproof coatings for porous surfaces. In addition, the Company also has service mark applications pending for "ACE HOME CENTER," "HELPFUL HARDWARE FOLKS," and Repeating "A" in stylized lettering design with "ACE" in stylized lettering design for retail store services.

 Competition

    The competitive conditions in the wholesale hardware industry can be characterized as intensive and increasing due to the fact that independent retailers are required to remain competitive with discount stores and chain stores such as Wal-Mart, Home Depot, Menard's, Sears, and Lowe's, and with other mass merchandisers. The gradual shift of retail operations to high rent shopping center locations and the trend toward longer store hours have also intensified pressures to obtain low cost wholesale supply sources. The Company directly competes in several U.S. markets with Cotter & Company, Servistar Corporation, Hardware Wholesalers, Inc., Our Own Hardware Company, and United Hardware Distributing Co., all of which companies are also dealer-owned wholesalers.

 Employees

    The Company employs 3,917 full-time employees, of which 1,194 are salaried employees. Collective bargaining agreements covering one truck drivers' bargaining unit and four warehouse bargaining units are currently in effect at certain of the Company's distribution warehouses. The Company's employee relations with both union and non-union employees are considered to be good, and the Company has experienced no significant employee-related work stoppage in the past five years. All employees are covered either by negotiated or non-negotiated employee benefit plans which include hospitalization, death benefits and, with few exceptions, retirement benefits.

 Limitations on Ownership of Stock

    All of the issued and outstanding shares of capital stock of the Company are owned by its dealers. Only approved retail and other dealers in hardware and related products having Membership Agreements with the Company are eligible to own or purchase shares of any class of the Company's stock.

   No dealer, regardless of the number of member business outlets owned or controlled by the dealer, shall be entitled to own more than 1 share of Class A Stock, which is the only class of voting stock which can be issued by the Company. This ensures that each stockholder-dealer will have an equal voice in the management of the Company. An unincorporated person or partnership shall be deemed to be controlled by another person, partnership or corporation if 50% or more of the assets or profit shares therein are owned (i) by such other person, partnership or corporation or (ii) by the owner or owners of 50% or more of the assets or profit shares of another unincorporated business firm or (iii) by the owner or owners of 50% or more of the capital stock of an incorporated business firm. A corporation shall be deemed to be controlled by another person, partnership or corporation if 50% or more of the capital stock of said corporation is owned (i) by such person, partnership or corporation or
(ii) by the owner or owners of 50% or more of the capital stock of another incorporated business firm or (iii) by the owner or owners of 50% or more of the assets or profit shares of an unincorporated business firm.

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

   The patronage dividends distributed on wholesale warehouse, bulletin and direct shipment sales made by the Company and on total sales of products manufactured by the Paint Division represented the following percentages of each of said categories of sales during each of the past three calendar years:


                                                       1995         1994         1993
            Warehouse Sales                        4.42965%       4.64117%      4.94434%
            Bulletin Sales                         2.0%           2.0%          2.0%
            Direct Shipment Sales                  1.0%           1.0%          1.0%
            Paint Sales                            6.8725%        8.2205%       7.9389%


     In addition to the dividends described above, patronage dividends are calculated separately and distributed on sales of lumber products, building material and millwork products and less-than-truckload (LTL) sales of lumber and building material products. Patronage dividends equal to .3560%, .4073% and .1763% of the total sales of these products (calculated separately by each of these three sales categories) were distributed to the Company's dealers who purchased those products in 1995, 1994 and 1993, respectively. Under the LTL Plus Program, patronage dividends are also calculated separately on sales of full or partial truckloads of products purchased by eligible dealers from specified vendors (see discussion of LTL Plus Program set forth above in this Item 1). The maximum amount of patronage dividends allocable to LTL Plus sales is .5% of such sales. The LTL Plus Program dividend was .5% of such sales for 1995, 1994 and 1993.

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

   Sales of lumber and building materials products are not included as part of warehouse sales, bulletin sales or direct shipment sales for patronage dividend purposes. Patronage dividends are calculated separately and distributed to the Company's dealers with respect to their purchases within each of four sales categories involving these types of products. These four categories are (a) lumber products (other than less-than-truckload sales); (b) building materials products (other than less-than-truckload sales); (c) millwork products and (d) less-than-truckload ("LTL") sales of lumber and building material products. Patronage dividends are also calculated separately and distributed to the Company's dealers for full and partial truckloads of products purchased under the LTL Plus Program. (See the discussion of the LTL Plus Program set forth above in this Item 1 and under the subheading "Forms of Patronage Dividend Distributions," subparagraphs 2(a)-(b) below).

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

                     (i) 15% of the volume of warehouse (including STOP and
                         excluding Ace manufactured paint and related products) and bulletin purchases, plus

                    (ii) 15% of the volume of Ace manufactured paint and
                         related products purchases, plus

                   (iii) 3% of the volume of drop-shipment or direct
                         purchases (excluding Ace manufactured paint and related products), plus

                    (iv) 4% of the volume of lumber, building material and
                         millwork (excluding LTL) purchases, plus

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

     Patronage dividend distributions will be made to the eligible and qualified member dealers of the Company in cash, shares of the Company's Class C stock and patronage refund certificates in accordance with the following plan which was adopted by the Company's Board of Directors with respect to purchases of merchandise made by such dealers from the Company on or after January 1, 1993, through and including December 31, 1994.

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

                     (i) 13% of the volume of warehouse (including STOP and
                         excluding Ace manufactured paint and related products) and bulletin purchases, plus

                    (ii) 10% of the volume of Ace manufactured paint and
                         related products purchases, plus

                   (iii) 3% of the volume of drop-shipment or direct
                         purchases (excluding Ace manufactured paint and related products), plus

                    (iv) 4% of the volume of lumber, building material and
                         millwork (excluding LTL) purchases, plus

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

     With certain modifications, the above Plans are applied separately in determining the form in which patronage dividends accrued with respect to sales of lumber and building materials products are distributed. In this connection the combined patronage dividends allocated annually to a store from (a) sales of lumber products (other than LTL sales), (b) sales of building materials (other than LTL sales) (c) sales of millwork products, and (d) LTL sales to the store are used in determining the minimum cash distribution percentages to be applied under Paragraph 1 of the above Plans. A store's patronage dividends from any other sales category with respect to which patronage dividends are distributed by the Company are not taken into account in determining either the minimum portion or any additional portion of the store's patronage dividends derived from its purchases of lumber and building materials products which is to be distributed in cash. Also, Paragraphs 2 and 3 of the above Plans are applied separately to patronage dividends on lumber and building materials sales and the requirements of Paragraph 2 of the Plans shall not be deemed to have been complied with in the cases of (a) purchases of lumber products (other than LTL purchases), (b) purchases of building materials products (other than LTL purchases) or
(c) purchases of millwork products until the store's holdings of Class C Non-voting Stock of the Company resulting from patronage dividends on the Company's sales to it within the particular one of those two sales categories for which a patronage dividend distribution is to be made equal 4% of the volume of the store's purchases within such category during the most recent calendar year. However, no such special Class C Stock requirement applies to patronage dividends accrued on LTL purchases.

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

   In order to aid the Company's dealers in acquiring and installing standardized exterior signs identifying the retail stores operated by them as member outlets supplied by the Company, the Board of Directors of the Company has authorized a program under which a dealer may borrow from the Company within a range of $100 to $20,000 per location the funds required for such purpose. A dealer who obtains a loan under this program may either repay the loan in twelve substantially equal payments billed on such dealer's regular by-weekly billing statement, or may execute a direction to have the portion of the dealer's annual patronage dividends which would otherwise be distributed under the above plan in a form other than cash from no more than the next three annual distributions of such dividends applied toward payment of the principal and interest on the loan.

   In order to aid the Company's dealers in acquiring and installing PACE and PAINTMAKER computer systems purchased from the Company, the Board of Directors of the Company has also authorized programs under which the Company will finance, for qualified dealers, (but not to exceed 80% of the cost of any system) in the case of a PAINTMAKER computer, within the range of $1,000 to $15,000 per location repayable over a period of three (3) years, and in the case of a PACE computer, within the range of $5,000 to $50,000 per location repayable over a period of five (5) years for such purpose. Dealers who obtain financing from the Company for these purposes direct the Company, during the financing term, to first apply toward the principal and interest due on such loans, the patronage dividends which would otherwise be payable in the form of patronage refund certificates for each year, and then to apply the patronage dividends which would otherwise be payable for the same year in the form of the Company's Class C stock.

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

International Retail Merchants and Non-Member Accounts

    In 1989, the Company's Board of Directors authorized the Company to affiliate International Retail Merchants, who operate retail businesses outside the United States, its territories and possessions. International Retail Merchants do not sign the Company's Regular Membership Agreement, but may, depending on the circumstances, be granted a license to use certain of the Company's trademarks and service marks. They do not sign stock subscription agreements or become shareholders of the Company, nor do they receive distribution of patronage dividends. As of December 31, 1995, 1994 and 1993 International Retail Merchant volume accounted for approximately 3% of the Company's total sales in each such year. In 1995, the Company's Board of Directors authorized the Company to affiliate non-member retail accounts, which are not entitled to membership in the cooperative, and which therefore will neither own stock in the Company, nor receive patronage dividends. (See Article XXV, Sections 3 and 4 of the By-laws regarding International Retail Merchants and non-member accounts.)

 Item 2. Properties

    The Company's general offices are located at 2200 Kensington
Court, Oak Brook, Illinois 60521. Information with respect to the
Company's principal properties follows:

                                                     Square Feet     Owned            Lease
                                                     of Facility       or           Expiration
                   Location                       (Land in Acres)    Leased            Date
  General Offices:
    Oak Brook, Illinois                                206,030       Leased     September 30, 2009
    Oak Brook, Illinois (1)                             70,508       Owned
    Markham, Ontario, Canada (2)                        15,372       Leased     February 28, 2006

  Distribution Warehouses:
    Lincoln, Nebraska                                  346,000       Leased     December 31, 2006
    Arlington, Texas                                   313,000       Leased     July 31, 1997
    Perrysburg, Ohio                                   396,000       Leased     November 1, 2004
    Tampa, Florida                                     391,760       Owned
    Harmans, Maryland                                  277,000       Owned
    Yakima, Washington                                 502,400       Owned
    Maumelle, Arkansas                                 585,500       Owned
    LaCrosse, Wisconsin                                363,000       Owned
    Bloomfield, Connecticut                            449,820       Owned
    Huntersville, North Carolina                       354,000       Owned
    Rocklin, California                                470,000       Owned
    Gainesville, Georgia                               478,000       Owned
    Prescott Valley, Arizona                           633,000       Owned
    Princeton, Illinois                              1,080,000       Owned
    Carol Stream, Illinois (3)                         250,000       Leased     September 30, 1999
    Chicago, Illinois (4)                               18,168       Leased     May 31, 1997
    Brantford, Ontario, Canada (5)                     354,000       Leased     March 31, 2006
    Baltimore, Maryland (6)                            158,485       Leased     March 31, 1998

  Print Shop Facility:
    Downers Grove, Illinois                             41,000       Leased     January 31, 1998

  Paint Manufacturing Facilities:
    Matteson, Illinois                                356,000        Owned
    Chicago Heights, Illinois                         194,000        Owned

   Other Property:
     Aurora, Illinois                                  72 acres      Owned

                                                    Square Feet      Owned            Lease
                                                    of Facility        or           Expiration
                   Location                       (Land in Acres)    Leased            Date
    LaCrosse, Wisconsin (7)                           3 acres        Owned
    Colorado Springs, Colorado (8)                   42 acres        Owned
    Yorkville, Illinois (9)                           12,500         Leased     July 31, 2005


  (1) Includes 35,254 square feet leased to tenant until September 30, 1996. The subject property is adjacent to the Company's general offices.
  (2) This facility is leased by the Company's wholly owned subsidiary, Ace Hardware Canada, Limited.
  (3) This facility was leased by the Company in October, 1994, for use as a bulk merchandise redistribution center.
  (4) This facility was leased by the Company in June, 1994 for use as a freight consolidation center.
  (5) This facility is leased by the Company's wholly owned subsidiary, Ace Hardware Canada, Limited.
  (6) This facility was leased by the Company in February, 1995 for use as a redistribution center.
  (7) This land is adjacent to the Company's LaCrosse, Wisconsin warehouse.
  (8) This property was purchased by the Company in March, 1995. A distribution warehouse containing approximately 493,000 square feet is currently under construction and expected to be in operation during the second quarter of 1996.
  (9) This facility is a retail hardware store leased by the Company's wholly owned subsidiary, A.H.C. Store Development Corp.

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

  Item 4. Submission of Matters to a Vote of Security Holders

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

   The number of holders of record as of February 23, 1996 of each class of stock of the Company is as follows:

                             Title of Class                 Number of Record Holders

                 Class A stock, $1,000 par value                        3,887
                 Class B stock, $1,000 par value                        3,024
                 Class C stock, $100 par value                          4,775


     Dividends, other than patronage dividends are prohibited by the Company's Articles of Incorporation and By-laws. See the discussion of patronage dividends under Item 1. Business.

  Item 6. Selected Financial Data

                          SELECTED FINANCIAL DATA



  Income Statement Data:


                                                          For the Years Ended December 31,
                                              1995        1994         1993        1992        1991
                                                                (000's omitted)
 Net sales                                $2,436,012  $2,326,115   $2,017,763  $1,870,625  $1,704,203
 Cost of sales                             2,252,125   2,152,835    1,866,768   1,722,493   1,569,871
 Gross profit                                183,887     173,280      150,995     148,132     134,332
 Total expenses                              120,145     108,758       93,903      87,365      75,175

 Net earnings                                $63,742     $64,522      $57,092     $60,767     $59,157

 Patronage dividends (Notes A, B, 5 and 8)   $64,716     $64,520      $59,023     $63,207     $57,729




 Balance Sheet Data:



                                                            Year Ended December 31,

                                              1995        1994         1993        1992        1991
                                                                (000's omitted)
 Total assets                               $759,133    $723,610     $666,022    $593,399    $539,753
 Working capital                             134,354     146,170      135,224     105,641     107,408
 Long-term debt                               57,795      64,287       71,286      51,696      38,737
 Patronage refund certificates payable,
   long-term                                  54,741      63,666       56,270      55,389      58,559
 Member dealers' equity                      217,245     199,827      186,028     175,681     164,411


   (A) The Company operates as a cooperative organization, and pays patronage dividends to member dealers on earnings derived from business done with such dealers. It is the practice of the Company to distribute substantially all patronage sourced earnings in the form of patronage dividends.

   (B) The form in which patronage dividends are to be distributed can only be determined at the end of each year when the amount distributable to each of the member dealers is known. For the five years ended December 31, 1995, patronage dividends were payable as follows:

                                   1995    1994      1993      1992       1991
                                                (000's omitted)
In cash                          $23,522  $27,302   $25,766   $27,538   $26,864
In patronage refund
  certificates payable             5,032    9,920    12,728    14,598    15,176
In Class C Stock                  27,506   21,766    19,064    20,301    14,841
In patronage financing
  deductions                       8,656    5,532     1,465       770       848

Total patronage dividends        $64,716  $64,520   $59,023   $63,207   $57,729


   (C) Numbered notes refer to Notes to Financial Statements, beginning on page F-8.

    (5) & (8) refers to Notes (5) and (8) of the Financial Statements included on page F-10, F-12 and F-13 of this Form 10-K.

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

   The Company's long and short-term liquidity is dependent on retail growth as described under the "Company's Business." Nothing in the Company's plans as discussed under the "Company's Business" has led or is expected to lead to any material change in pricing, margins or product focus or is expected to materially impact the results or operations or liquidity of the Company. The Company's long-term strategic plan is only for a renewed focus on supporting retail growth. Retail growth provides equity growth for the Company. Recognizing the need for equity growth in order to properly capitalize the Company, the patronage stock formula for years beginning in 1995 was changed. See "Forms of Patronage Dividend Distributions." Additionally, to help ensure adequate accessibility to cash, the Company established a revolving credit facility in 1994. The Company believes that these changes and the retail growth of the membership will provide adequate liquidity for the long-term.

   The Company has an established unsecured revolving credit facility with a group of banks. During 1995, the Company increased its unsecured lines of credit to $185.0 million of which $172.0 million was available at December 31, 1995. Any borrowings under these lines of credit would bear interest at the prime rate or less. Long-term financings are arranged as determined necessary to meet the Company's capital or other requirements, with principal amount, timing and form dependent on prevailing debt markets and general economic conditions. The Company's credit facilities provide that certain ratios be maintained with the only material covenant related to fixed charge coverage. The Company is in compliance with all debt covenants.

   Capital expenditures for new and improved facilities were $31.3, $28.3 and $16.3 million in 1995, 1994 and 1993, respectively. During 1995, the Company financed the $31.3 million of capital expenditures out of current and accumulated internally generated funds and short-term borrowings. 1996 capital expenditures are anticipated to be approximately $49.0 million primarily for a new distribution facility and improvements to existing facilities.

   As a cooperative, the Company distributes substantially all of its patronage source earnings to its members in the form of patronage dividends, which are deductible for income tax purposes (see headings "Patronage Dividend Determinations And Allocations" and "Federal Tax Treatment of Patronage Dividends"). Prior to 1994, patronage dividends were distributed on the basis of taxable income. Accordingly, patronage dividends can exceed net income or be less than net income due to the timing of certain items for income tax purposes. The Board of Directors does have the authority to determine reasonable reserves for the purpose of ensuring the welfare of the Company, but it has been the practice of the Company to distribute substantially all patronage sourced earnings in the form of patronage dividends. Non-patronage sourced earnings (including international earnings) have been minimal in all years presented except for capital gains related to the sale and leaseback of a distribution center in 1991 which resulted in nonpatronage sourced income not available for distribution as patronage dividends.

   No adverse trends in revenue or net income have occurred since the end of the Company's last reported financial period. The Company expects that existing and new internally generated funds, along with established lines of credit and long-term financings, will continue to be sufficient to finance the Company's working capital requirements and patronage dividend and capital expenditure programs.

  Operations-1995 Compared to 1994

    Net sales increased 4.7% in 1995 due to increases in existing dealer volume, new store development and increased store conversions. 1995 net sales were affected by slow retail and economic growth, moderate seasonal sales primarily related to late spring weather, and lumber price declines. International sales also decreased in 1995 due to the peso devaluation resulting in lower export sales to Mexico. Sales of basic hardware and paint merchandise (including warehouse, bulletin and direct shipments) increased 4.3%. Lumber and building material sales experienced slightly higher percentage increases in 1995 due to accelerated sales efforts, but were affected by industrywide lumber price declines. Net dealer outlets increased in 1995 due to targeted sales efforts on new store development and conversions to the Ace program and increased emphasis on dealer retail success.

   Gross profit increased $10.6 million or 6.1% and increased as a percent of sales to 7.55% from 7.45% in 1994 due primarily to shifts in the Company's sales mix towards the warehouse categories and higher merchandise discounts and allowances. Growth in competitively priced and promotional items within the overall sales mix moderated resulting in a slight gross profit improvement as a percent of sales. However, emphasis on upfront rebates through reduced handling charges and low upfront pricing programs and discounts continued with total upfront rebates increasing 9.5% in 1995.

   Warehouse and distribution expenses increased $1.4 million or 4.7% due to increased building and distribution costs to support the sales growth. Warehouse productivity improvements and increased freight consolidation revenue offset these increases resulting in total warehouse and distribution expenses remaining comparable to 1994 levels as a percent of sales.

   Selling, general and administrative expenses increased by $6.5 million or 12.3% and as a percent of sales due to increased data processing and personnel costs.

   Retail success and development expenses increased by $4.1 million or 27.6% due to increased personnel costs for field retail support and new business development. Decreased advertising income resulting from industrywide paper price increases also contributed to the 1995 expense increase. Increases in this category are directly related to retail support of the Ace dealer as the Company continues to make retail investments in our dealer base.

   Paint Division sales increased 6.2% to $90.2 million due to strong dealer support. As a separate division of the Company, the Paint Division produced net manufacturing profits of $5.8 million in 1995 vs. $6.7 million in 1994. The decreased net manufacturing profit is a result of increased raw material prices and costs associated with opening a second facility. Paint is the only product manufactured by the Company. As discussed on page 8, patronage dividends are calculated separately for paint sales and decreased to 6.87% in 1995 from 8.22% in 1994.

   Interest expense decreased $337,000 or 2.5% due to lower borrowing levels resulting from improved inventory turnover. The use of both short-term borrowings and long-term financing is expected to continue to fund planned capital expenditures in 1996.

   Other income increased $192,000 or 5.2% due primarily to the growth in dealer financing programs.

  Operations-1994 Compared to 1993

    Net sales increased 15.3% in 1994 primarily due to increases in volume from existing dealers and increased International sales. Sales of basic hardware and paint merchandise (including warehouse, bulletin, and direct shipments) increased 13.5%. Increased advertising activity fueled strong 1994 promotional increases, particularly in the warehouse sales categories. Lumber and building material sales experienced higher percentage increases in 1994 as sales efforts were accelerated. Net dealer outlets increased in 1994 partially reversing previous year declines. Targeted sales efforts on new store development and conversions to the Ace program and increased emphasis on dealer retail success resulted in positive 1994 dealer growth.

   Gross profit increased $22.3 million or 14.8% vs. 1993 due primarily to the strong sales results in the basic sales categories and strong manufacturing profits. As a percent of sales, however, gross profit declined due to continued growth of competitively priced and promotional items within the overall sales mix. Upfront rebates through reduced handling charges and low upfront pricing programs and discounts have accelerated and reduced gross profit as a percent of sales.

   Warehouse and distribution expenses decreased by $1.4 million or 4.4%, and as a percent of sales due to increased traffic revenues and reduced building, and operating costs due to the replacement of a facility in early 1993.

   Selling, general and administrative expenses increased by $6.0 million or 12.8% and as a percent of sales due to increased building, data processing and purchasing costs.

   Retail success and development expenses increased by $6.9 million due to reduced net advertising income, increased personnel costs for field retail support and increased marketing costs. Increases within these categories are directly related to retail support of Ace dealers.

   Paint Division sales increased 24% to $84.9 million due to strong dealer support and growing recognition of Ace Paint as a quality private label brand. Paint is the only product manufactured by the Company. Manufacturing margins are characteristically higher than distribution margins due to the inherent risks and capital invested in the manufacturing process. As a separate division of the Company, the Paint Division produced net manufacturing profits of $6.7 million in 1994 vs. $5.1 million in 1993. Price increases did not occur in 1994 or contribute to the sales or income increase. Rather, a drop in raw material prices and the increase in production volume which improved absorption of fixed overhead costs were the major factors leading to increased manufacturing profits.

   Interest expense increased $3.1 million in 1994 due to increased borrowing levels to fund the sales growth and increased interest rates. The use of both short-term borrowings and long-term financing is expected to continue to fund planned capital expenditures (see liquidity and capital resources and Notes 3 and 4 to the financial statements).

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

  Item 8. Financial Statements and Supplementary Data

    Financial statements covered by the report of the Company's independent certified public accountants are listed on Page F-1.

  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

    None.

                              PART III

  Item 10. Directors and Executive Officers of the Company

     The directors and the executive officers of the Company are:

                                                 Position(s) Held
           Name                Age           and Business Experience
  Jennifer C. Anderson          45    Director since June 6, 1994; term
                                      expires 1997; President of Davis Lumber
                                      and Ace Hardware, Inc., Davis, California.

  Michael C. Bodzewski          46    Vice President-Merchandising effective
                                      June, 1990; General Merchandise Manager
                                      effective April, 1988.

  Lawrence R. Bowman            49    Director since February 4, 1991; term
                                      expires 1998; Vice President of
                                      Owenhouse Hardware Co., Inc., Bozeman,
                                      Montana.

  David F. Hodnik               48    President and Chief Executive Officer
                                      effective January 1, 1996; President and
                                      Chief Operating Officer effective
                                      January 1, 1995; Executive Vice
                                      President and Chief Operating Officer
                                      effective January, 1994; Executive Vice
                                      President and Treasurer effective
                                      January, 1991; Senior Vice President and
                                      Treasurer effective January, 1988; Vice
                                      President-Finance and Management
                                      Information Systems and Treasurer
                                      effective September, 1986; Vice
                                      President-Finance and Treasurer
                                      effective December, 1982.

  Paul M. Ingevaldson           50    Vice President-Corporate Strategy and
                                      International Business effective
                                      September, 1992; Vice President-Retail
                                      Support Services effective August, 1989;
                                      Vice President-Western Region effective
                                      September 1, 1988; Vice
                                      President-Distribution effective
                                      September, 1986; Vice
                                      President-Management Information Systems effective October, 1985; Director of
                                      Data Processing effective October, 1982.

  Mark Jeronimus                47    Director since June 3, 1991; term
                                      expires 1997; President of Duluth
                                      Hardware, Inc., Duluth, Minnesota.

  Howard J. Jung                48    Director since June 1, 1987; term
                                      expires 1996; Vice President of Ace
                                      Hardware & Home Center, Inc., Raleigh,
                                      North Carolina.

  Rita D. Kahle                 39    Vice President-Finance effective
                                      January, 1994; Vice President-Controller effective January, 1992; Controller effective July, 1988.

  John E. Kingrey               52    Director since May 17, 1992; term
                                      expires 1996; President of WK&K
                                      Corp., Wimberley, Texas.


                                                 Position(s) Held
           Name                Age           and Business Experience
  Richard E. Laskowski          54    Chairman of the Board since
                                      February 18, 1992 and Director since
                                      June 1, 1987; term expires 1998; Pres-
                                      ident of Ace Hardware Home Center of
                                      Round Lake, Inc., Round Lake, Illinois.

  David W. League               56    Vice President-General Counsel and
                                      Secretary effective June, 1990; General
                                      Counsel and Secretary effective January,
                                      1990; General Counsel effective January,
                                      1989.

  William A. Loftus             57    Senior Vice President-Retail Operations
                                      and Marketing effective October, 1994;
                                      Senior Vice President-Marketing and
                                      Advertising effective September, 1992;
                                      Senior Vice President since
                                      January 1, 1991; Vice President-Retail
                                      Support Operations effective August,
                                      1989; Vice President-Eastern Region
                                      effective September 1, 1988; Vice
                                      President-Sales effective October, 1983;
                                      National Sales Manager effective
                                      October, 1976.

  David F. Myer                 50    Vice President-Retail Support and New
                                      Business effective October, 1994; Vice
                                      President-Retail Support effective
                                      August, 1992; Vice President-Distribution effective July, 1989.

  Fred J. Neer                  56    Vice President-Human Resources effective
                                      April, 1989; Director of Human Resources effective April, 1986.

  Ray W. Osborne                59    Director since June 6, 1988; term
                                      expires 1997; President of Cook & Sons
                                      Ace Hardware Company, Inc., Albertville,
                                      Alabama.

  Roger E. Peterson             58    Director since June 5, 1995; Chief
                                      Executive Officer (CEO) effective
                                      January 1, 1995; President and Chief
                                      Executive Officer (CEO) effective
                                      December, 1989; President effective
                                      August, 1986; Executive Vice President
                                      effective March, 1985; Vice
                                      President-Operations effective December,
                                      1982.

  Donald L. Schuman             57    Vice President-Information Systems
                                      effective June, 1990; Director-
                                      Information Systems effective
                                      January, 1987.

  Jon R. Weiss                  60    Director since June 4, 1990; term
                                      expires 1996; President of John W. Weiss
                                      Hardware Company, Glenview, Illinois.

  Don S. Williams               54    Director since June 6, 1988; term
                                      expires 1997; President of Williams
                                      Lumber, Inc., Rhinebeck, New York.

  James R. Williams             48    Director since June 5, 1989; term
                                      expires 1998; Vice President of Williams
                                      Ace Hardware, Inc., Wichita, Kansas.

    The By-laws of the Company provide that its Board of Directors shall be comprised of such number of persons, not less than 9 and not greater than 12, as shall be fixed from time to time by the Board of Directors. A minimum of 9 of the directors shall be dealer directors. A maximum of two of the directors may be non-dealer directors, but non-dealer directors may not exceed 25% of the total number of directors in office at any one time. A person shall be eligible for election or appointment as a non-dealer director without regard to whether or not such person is the owner of a retail business organization which is a stockholder of Ace Hardware Corporation, or an executive officer, general partner or general manager of such a retail business organization. The By-laws also provide for three classes of directors who are to be elected for staggered 3-year terms.

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

   In accordance with the applicable procedure established by the By-laws, the following directors have been selected as nominees for reelection at the annual stockholders meeting to be held on June 3, 1996, as directors of the classes, from the regions, and for terms as indicated below:

 Nominee                                      Class   Region    Term
 John E. Kingrey                              Third      6     3 years
 Jon R. Weiss                                 Third      4     3 years

     Mr. Howard Jung is not eligible for reelection as a director commencing in 1996. The person named below has been selected as the nominee for election to the Board for the first time at the 1996 annual meeting as a dealer director of the class, and for the term indicated.

 Nominee                                Age   Class   Region    Term
 James T. Glenn                         36    Third      2     3 years

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

 Item 11. Executive Compensation

    The following information is set forth with respect to the cash compensation paid by the Company to each of the five highest paid executive officers of the Company whose cash compensation exceeded $100,000, for services rendered by them in all capacities to the Company and its subsidiaries during the fiscal year ended December 31, 1995 and the two previous fiscal years:


                          SUMMARY COMPENSATION TABLE

                                                                                        Long-Term
                                          Annual Compensation                         Compensation
                                                                          (2)
          Name                                                           Other                        (4)
          and                                                            Annual           (3)       All Other
       Principal                                        (1)             Compen-        Long-Term     Compen-
       Position                Year    Salary ($)    Bonus ($)          sation ($)    Payouts ($)  sation ($)

David F. Hodnik                1995    $450,000         -                $17,021        $105,870   $ 97,624
President and Chief            1994     350,000       61,250              17,561          15,583     77,782
Executive Officer              1993     328,000       50,840              14,794          15,500     75,210
(CEO effective 1/1/96)

Roger E. Peterson              1995     333,333         -                  6,087            -       105,487
Chief Executive                1994     800,000       125,000             12,907            -       147,159
Officer (through 5/31/95)      1993     670,000       100,000             19,001            -       139,598

William A. Loftus              1995     275,000        42,350              6,298          80,204     59,153
Senior Vice President-
Retail Operations              1994     260,000        45,500             10,163          12,000     61,308
and Marketing                  1993     250,000        37,500             32,881          12,000     61,560

Paul M. Ingevaldson            1995     247,000        33,100              7,215          71,221     49,466
Vice President-                1994     232,000        41,760              7,190          10,583     59,111
Corporate Strategy and         1993     222,000        31,080             23,195          10,700     53,457
International Business

Michael C. Bodzewski           1995     192,500        36,800              9,555          48,158     36,523
Vice President-Merchandising   1994     165,000        28,900              7,946           6,926     37,739
                               1993     147,000        18,750              6,797             -       34,403


Rita D. Kahle                  1995     195,000        32,175              9,012          44,807     35,573
Vice President-Finance         1994     160,000        29,600              7,874           6,104     36,670
                               1993     133,000        19,950              7,762             -       32,680



(1) The Incentive Compensation Plan covers each of the executive officers (except Mr. Hodnik). The bonus amounts awarded to participants in the Plan are determined in accordance with achievement of individual performance based objectives and achievement of corporate goals. For 1994, and after, the maximum short-term incentive award for each executive officer is 20% of their respective salary. The short-term bonus award becomes payable to each participant as early as practicable at or after the end of the fiscal year.

(2) The Company provides automobiles to certain of its executive officers. The Company requires them to maintain records with respect to any business automobile use. Such officers pay, both directly and by reimbursement to the Company, personal automobile expenses. Country club memberships granted prior to 1994 to some officers have been eliminated, except for the President. The compensation table set forth above includes the value of these items and such value for any officer did not exceed the lesser of $25,000 or 10% of the compensation reported for each in said table.

(3)  Includes the long-term incentive award under the Long-Term
     Incentive Compensation Deferral Option Plan in 1995. In 1994 and thereafter, the long-term Officer incentive plan is based upon corporate performance over a three year period with emphasis on total shareholder return through maximizing both year-end patronage dividends and upfront dividends (throughout the year) through pricing programs and discounts. This plan maintains the commitment to long-term performance and shareholder return in a cooperative environment. One third of the total long-term incentive award is subject to a one year vesting provision. Total awards paid in 1995 were $105,870, $80,204, $71,221, $48,158 and $44,807 for Messrs. Hodnik, Loftus,
     Ingevaldson, Bodzewski and Ms. Kahle, respectively.

     Effective January 1, 1995, executive officers may elect to defer a portion (20% to 100%, in 20% increments) of the annual award granted. Participants' compensation deferrals are credited with a specified rate of interest to provide a means to accumulate supplemental retirement benefits. Deferred benefits are payable over a period of 5 to 20 years. Annual elections are required for the upcoming deferral year by December of the preceding year. Of the total 1995 awards, amounts deferred were $84,696, $64,163, $71,221, $32,105 and
     $44,807 for Messrs. Hodnik, Loftus, Ingevaldson, Bodzewski and Ms. Kahle, respectively.

(4) Includes contributions to the Company's Profit Sharing Plan which has been in existence since January 1, 1953, and contributions to the Company's Retirement Benefits Replacement Plan. All active employees are eligible to participate in the Company's profit sharing plan after one year of service. Those active employees covered by a collective bargaining agreement regarding retirement benefits, which were the subject of good faith bargaining, are not eligible if such agreement does not include them in the plan. For the year 1995, the Company contributed 10.1% of each participant's eligible compensation to the Plan. During the year 1995, $15,150 was expensed by the Company pursuant to the Plan for Messrs. Hodnik, Loftus, Ingevaldson, Bodzewski and Ms. Kahle.

     The Company has also established a Retirement Benefits Replacement Plan covering all executive officers of the Company. This is an unfunded Plan under which the participants therein are eligible to receive retirement benefits equal to the amounts by which the benefits they would otherwise have been entitled to receive under the Company's Profit Sharing Plan may be reduced by reason of the limitations on contributions and benefits imposed by any current or future provisions of the U.S. Internal Revenue Code or other federal legislation. During the year 1995, amounts expensed by the Company pursuant to the Plan were $82,474 for Mr. Hodnik, $44,003 for Mr. Loftus, $34,316 for Mr. Ingevaldson, $21,373 for Mr. Bodzewski and $20,423 for Ms. Kahle.

     The Company also funds the base premium for a supplemental universal life insurance policy for each officer but does not contribute to supplemental retirement benefits through this vehicle. Participants may elect to deposit a portion (up to one-third) of the long term incentive award into the variable annuity insurance policy in their name or may elect to defer this portion under the Deferral Option
     Plan.   In December 1995, the Company settled a portion of its pension liability to retirees and vested terminated participants through lump sum payments and the purchase of single premium annuity contracts. Pension benefits were frozen to active participants and the plan was closed to new entrants effective January 1, 1996.

(5) As a cooperative whereby all stockholders are member dealers, the Company does not grant or issue stock awards of any kind.

    Messrs. Hodnik, Loftus, and Ingevaldson are employed under contracts, each dated October, 1994 for respective terms of two years, terminating December 31, 1996. Mr. Bodzewski and Ms. Kahle are employed under contracts dated March 24, 1994 and December 15, 1995 for a two year term terminating March 24, 1996 and December 31, 1997, respectively. The contracts provide for annual compensation effective January 1, 1996 of $500,000, $290,000, $257,000, $200,000 and $218,000,
respectively or such increased amount, if any, as shall be approved by the Board of Directors.

    The Company also maintains a Pension Plan which has been in existence since December 31, 1970. All active employees are eligible to participate in this Plan on the first January 1 that they are working for the Company. Those active employees covered by a collective bargaining agreement regarding retirement benefits, which were the subject of good faith bargaining are not eligible if such agreement does not include them in the plan. The Plan provides benefits at retirement at or after age 65 determined under a formula which takes into account 60% of a participant's average base pay (including overtime) during the 5 highest consecutive calendar years of employment and years of service prior to age 65, and under which an offset is applied for the straight life annuity equivalent of the vested portion of the participant in the amount of benefits provided for them by the Company under the Profit Sharing Plan. In December 1995, the Company settled a portion of its pension liability to retirees and vested terminated participants through lump sum payments and the purchase of single premium annuity contracts. The plan was closed to new entrants on December 31, 1995 and pension benefits were frozen to active participants on January 1, 1996.

   Examples of yearly benefits provided by the Pension Plan (prior to reduction by the Profit Sharing Plan offset) are as follows:


                                                            Years of Service
Remuneration                              10          15          20           25       30 or more

 $150,000                                30,000       45,000      60,000      75,000         90,000
 $100,000                                20,000       30,000      40,000      50,000         60,000
 $250,000                                10,000       15,000      20,000      25,000         30,000


     The amounts shown above represent straight life annuity amounts. Maximum benefits from the Pension Plan are attained after 30 years of service and attainment of age 65. The compensation covered by the Pension Plan consists of base compensation (exclusive of bonuses and non-recurring salary or wage payments) and shall not exceed $150,000 of such total remuneration paid to a participant during any plan year. Remuneration and yearly benefits under the Plan are limited, and subject to adjustment, under Sections 415(d) and 401(a)17 of the U.S. Internal Revenue Code. The amount of covered compensation under the Pension Plan, therefore is $150,000 for each Executive Officer named in the Compensation table. The present credited years of service under the Pension Plan for the currently employed executive officers named in the compensation table are as follows: David F. Hodnik-23 years; William A. Loftus-19 years; Paul M. Ingevaldson-16 years; Michael C. Bodzewski-18 years and Rita D. Kahle-9 years.

 Compensation Committee Report

    The Compensation Committee reviews the executive compensation and benefits provided all senior executives. The corporation's Executive Compensation philosophy is one that supports the Company's fundamental business strategies. We stress long term measured results, focus on teamwork, accepting prudent risks, and are strongly committed to fulfilling dealer/consumer needs.

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

   The Compensation Committee changed the compensation mix in 1994 to one which stresses the provision of more significant performance based incentives, particularly long term. Annual and long term incentive opportunities have increased, with substantive changes in long term performance criteria. Individual, isolated criteria to achieve results have been eliminated due to their emphasis on short-term decisions. Long-term performance is evaluated heavily on a measurement of total shareholder return including both year-end patronage dividends and upfront dividends through low-upfront pricing programs and discounts. This criteria maximizes total return to our membership.

   As it relates to the President/CEO compensation, the President's compensation includes a base salary and a long-term incentive award only (no short-term award) so as to maintain the commitment to long-term performance and shareholder return.

 Compensation of Directors

    Effective January 1, 1996, and January 1, 1995, each member of the Board of Directors receives a monthly fee of $2,750 and $2,650, respectively, for their services. Effective as of the foregoing dates, Mr. Laskowski is paid a total annual fee of $120,000 and $110,000 per year, respectively, in his capacity as Chairman of the Board.

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

   The following table sets forth the shares of Class B Stock and Class C Stock of the Company held beneficially, directly or indirectly, by each director (and nominee) owning such shares, individually itemized, and by all officers and directors as a group, as of February 23, 1996:




                                                          Class B Stock Owned   Class C Stock Owned
                                                          Number     Percent    Number     Percent
                                                         of Shares  of Class   of Shares  of Class

     Jennifer C. Anderson                                    4          .132      2,436       .138
     Lawrence R. Bowman                                      4          .132      1,431       .081
     Mark Jeronimus                                          0          .000        730       .041
     Howard J. Jung                                          0          .000      3,578       .202
     John E. Kingrey                                         4          .132        680       .038
     Richard E. Laskowski                                    4          .132     11,608       .656
     Ray W. Osborne                                          4          .132        856       .048
     Jon R. Weiss                                            4          .132      2,469       .139
     Don S. Williams                                         0          .000      3,713       .210
     James R. Williams                                       4          .132        772       .044
     James T. Glenn                                          4          .132      6,527       .369

     All above directors and officers as a group             32        1.056     34,800      1.966


     There are no known contractual arrangements nor any pledge of securities of the Company which may at a subsequent date result in a change in control of the Company.

 Item 13. Certain Relationships and Related Transactions

    No director, executive officer or security holder who is known to the Registrant to own of record or beneficially more than five percent of any class of the Registrant's voting securities, or any member of the immediate family of any of the foregoing persons, had during the last fiscal year or is currently proposed to have any material interest, direct or indirect, in any transaction in which the amount involved exceeds $60,000 and to which the Registrant was or is to be a party, except that each of the directors purchased merchandise and services from the Registrant in the ordinary course of business on behalf of the retail hardware businesses in which they have ownership interests. None of such persons received benefits not shared by other hardware retailers supplied by the Registrant.

   No director has had any business relationship which is required to be disclosed pursuant to Item 404(b) of Regulation S-K of the Securities and Exchange Commission, during the Registrant's last fiscal year. Mr. Peterson, who was elected as an outside Director effective June 5, 1995 and retired as CEO of the Company effective May 31, 1995 is subject to an agreement through May 31, 2000 providing for non competition within the industry, participation in designated Company functions and total renumeration of $150,000 per year over the 5 year term.

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

           None.

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

                                                ACE HARDWARE CORPORATION



                                                By RICHARD E. LASKOWSKI
                                                   Richard E. Laskowski
                                            Chairman of the Board and Director

 DATED: March 11, 1996

   Pursuant to the requirement of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Signature                       Title                          Date


 RICHARD E. LASKOWSKI       Chairman of the Board             March 11, 1996
  Richard E. Laskowski      and Director

   DAVID F. HODNIK          President and                     March 11, 1996
   David F. Hodnik          Chief Executive Officer


   RITA D. KAHLE            Vice President-Finance            March 11, 1996
   Rita D. Kahle            (Principal Financial and
                            Accounting Officer)


Jennifer C. Anderson, Lawrence R. Bowman,    Directors
Mark Jeronimus, Howard J. Jung,
John E. Kingrey, Ray W. Osborne,
Roger E. Peterson, Jon R. Weiss,
Don S. Williams, and James R. Williams, Jr.


 *By       DAVID F. HODNIK
           David F. Hodnik

  *By      RITA D. KAHLE                                      March 11, 1996
           Rita D. Kahle

         *Attorneys-in-fact


Item 14(a). Index to Financial Statements and Financial
            Statement Schedules
                                                         Page(s)
Independent Auditors' Report                              F-2

Balance Sheets at December 31, 1995 and 1994              F-3

Statements of Earnings for each of the three
   years in the period ended December 31, 1995            F-5

Statements of Member Dealers' Equity for each
   of the three years in the period ended
   December 31, 1995                                      F-6

Statements of Cash Flows for each of the three
   years in the period ended December 31, 1995            F-7

Notes to Financial Statements                             F-8

   All schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or the required information is included in the financial statements or the notes thereto.

          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Ace Hardware Corporation:

   We have audited the accompanying balance sheets of Ace Hardware Corporation as of December 31, 1995 and 1994 and the related statements of earnings, member dealers' equity and cash flows for each of the years in the three-year period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ace Hardware Corporation as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles.


                                KPMG PEAT MARWICK LLP

Chicago, Illinois
January 31, 1996



                       ACE HARDWARE CORPORATION
                             BALANCE SHEETS
                        December 31, 1995 and 1994

                                  ASSETS
                                                            1995          1994
                                                              (000's omitted)
Current assets:
  Cash and cash equivalents                              $ 12,853      $  4,868
  Receivables:
    Dealers                                               248,572       228,525
    Other                                                  39,916        32,377
                                                          288,488       260,902

    Less allowance for doubtful receivables                (1,410)       (1,350)

      Net receivables                                     287,078       259,552

  Inventories (Note 2)                                    254,451       270,391
  Other current assets                                      9,324         7,189
       Total current assets                               563,706       542,000

Property and equipment (Note 9):
  Land                                                     16,063        14,219
  Buildings and improvements                              145,359       135,252
  Warehouse equipment                                      51,396        48,947
  Office equipment                                         61,568        54,056
  Manufacturing equipment                                  12,697        12,165
  Transportation equipment                                 14,763        14,557
  Leasehold improvements                                   13,498        10,928
  Construction in progress                                 12,449         7,561

                                                          327,793       297,685

  Less accumulated depreciation and amortization         (136,289)     (120,577)

    Net property and equipment                            191,504       177,108

Other assets                                                3,923         4,502

                                                         $759,133      $723,610

              See accompanying notes to financial statements.




                          ACE HARDWARE CORPORATION
                             BALANCE SHEETS
                        December 31, 1995 and 1994

                  LIABILITIES AND MEMBER DEALERS' EQUITY

                                                            1995          1994
                                                              (000's omitted)
Current Liabilities:
  Current installments of long-term debt (Note 4)        $  7,378      $  7,369
  Short-term borrowings (Note 3)                           13,000        30,000
  Accounts payable                                        337,414       291,185
  Patronage dividends payable in cash (Note 5)             23,522        27,302
  Patronage refund certificates payable (Note 5)           12,641         1,315
  Accrued expenses                                         35,397        38,659

       Total current liabilities                          429,352       395,830

  Long-term debt (Note 4)                                  57,795        64,287

  Patronage refund certificates payable (Note 5)           54,741        63,666

  Member dealers' equity (Notes 5 and 8):
    Class A Stock of $1,000 par value                       3,905         3,924
    Class B Stock of $1,000 par value                       6,499         6,499
    Class C Stock of $100 par value                       177,817       164,666
    Class C Stock of $100 par value, issuable to
       dealers for patronage dividends                     27,506        21,766
    Additional stock subscribed, net                          515           555
    Retained earnings                                       4,650         5,624
    Contributed capital                                     3,295         3,295
                                                          224,187       206,329

    Less: Treasury stock, at cost                          (6,942)       (6,502)

    Total member dealers' equity                          217,245       199,827

   Commitments (Notes 6 and 9)

                                                         $759,133      $723,610

              See accompanying notes to financial statements.




                          ACE HARDWARE CORPORATION
                          STATEMENTS OF EARNINGS


                                                 Years Ended December 31,
                                              1995         1994         1993
                                                     (000's omitted)
Net sales                                  $2,436,012   $2,326,115   $2,017,763
Cost of sales                               2,252,125    2,152,835    1,866,768
        Gross profit                          183,887      173,280      150,995

Operating expenses:
Warehouse and distribution                     31,476       30,056       31,432
Selling, general and administrative            59,157       52,662       46,706
Retail success and development                 18,889       14,798        7,891
        Total operating expenses              109,522       97,516       86,029

        Operating income                       74,365       75,764       64,966

Interest expense (Note 11)                    (13,137)     (13,474)     (10,355)
Other income, net                               3,908        3,716        2,909
Income taxes (Note 7)                          (1,394)      (1,484)        (428)

        Net earnings                       $   63,742   $   64,522   $   57,092


Retained earnings at beginning of year     $    5,624   $    5,622   $    7,553
Net earnings                                   63,742       64,522       57,092
Patronage dividends (Notes 5 and 8)           (64,716)     (64,520)     (59,023)

Retained earnings at end of year           $    4,650   $    5,624   $    5,622

              See accompanying notes to financial statements.





                                                      ACE HARDWARE CORPORATION
                                                STATEMENTS OF MEMBER DEALERS' EQUITY
                                                 Three Years Ended December 31, 1995
                                                           (000's omitted)

                                                                 Class C Stock
                                                                  Issuable to
                                                                  Dealers for  Additional
                                      Class A  Class B  Class C    Patronage     Stock
                                      Stock    Stock    Stock     Dividends   Subscribed*
Balance at December 31, 1992          $4,060   $6,499   $139,014    $20,301     $   797
  Net earnings                             -        -          -          -           -
  Net payments on subscriptions            -        -          -          -       1,049
  Stock issued                           157        -     21,377    (20,301)     (1,233)
  Stock repurchased                        -        -          -          -           -
  Stock retired                         (271)       -     (7,236)         -           -
  Stock issuable as patronage dividends    -        -          -     19,064           -
  Patronage dividends payable              -        -          -          -           -

  Balance at December 31, 1993        $3,946   $6,499   $153,155    $19,064     $   613
  Net earnings                             -        -          -          -           -
  Net payments on subscriptions            -        -          -          -       1,394
  Patronage financing deductions           -        -          -     (1,086)          -
  Stock issued                           218        -     19,212    (17,978)     (1,452)
  Stock repurchased                        -        -          -          -           -
  Stock retired                         (240)       -     (7,701)         -           -
  Stock issuable as patronage dividends    -        -          -     21,766           -
  Patronage dividends payable              -        -          -          -           -

Balance at December 31, 1994          $3,924   $6,499   $164,666    $21,766     $   555
  Net earnings                             -        -          -          -           -
  Net payments on subscriptions            -        -          -          -       1,580
  Patronage financing deductions           -        -          -        (15)          -
  Stock issued                           237        -     23,149    (21,751)     (1,620)
  Stock repurchased                        -        -          -          -           -
  Stock retired                         (256)       -     (9,998)         -           -
  Stock issuable as patronage dividends    -        -          -     27,506           -
  Patronage dividends payable              -        -          -          -           -
Balance at December 31, 1995          $3,905   $6,499   $177,817    $27,506     $   515

                         (Table Continued on following page)


 *Additional stock subscribed is comprised of the following amounts at December 31, 1993, 1994 and 1995:



                                      Retained Contributed Treasury
                                      Earnings   Capital     Stock     Total
Balance at December 31, 1992           $ 7,553    $ 3,295   $(5,838)  $175,681
  Net earnings                          57,092         -         -      57,092
  Net payments on subscriptions             -          -         -       1,049
  Stock issued                              -          -         -          -
  Stock repurchased                         -          -     (7,835)    (7,835)
  Stock retired                             -          -      7,507         -
  Stock issuable as patronage dividends     -          -         -      19,064
  Patronage dividends payable          (59,023)        -         -     (59,023)

  Balance at December 31, 1993         $ 5,622    $ 3,295   $(6,166)  $186,028
  Net earnings                          64,522         -          -     64,522
  Net payments on subscriptions             -          -          -      1,394
  Patronage financing deductions            -          -          -     (1,086)
  Stock issued                              -          -          -          -
  Stock repurchased                         -          -     (8,277)    (8,277)
  Stock retired                             -          -      7,941          -
  Stock issuable as patronage dividends     -          -          -     21,766
  Patronage dividends payable          (64,520)        -          -    (64,520)

Balance at December 31, 1994           $ 5,624    $ 3,295   $(6,502)  $199,827
  Net earnings                          63,742          -         -     63,742
  Net payments on subscriptions              -          -         -      1,580
  Patronage financing deductions             -          -         -        (15)
  Stock issued                               -          -         -         15
  Stock repurchased                          -          -   (10,694)   (10,694)
  Stock retired                              -          -    10,254          -
  Stock issuable as patronage dividends      -          -         -     27,506
  Patronage dividends payable          (64,716)         -         -    (64,716)
Balance at December 31, 1995           $ 4,650    $ 3,295   $(6,942)  $217,245
 *Additional stock subscribed is comprised of the following amounts at December 31, 1993, 1994 and 1995:


                                            1993       1994       1995

                    Class A Stock         $  223     $  291     $  332
                    Class B Stock              -          -          -
                    Class C Stock          1,952      2,180      2,332
                                           2,175      2,471      2,664

                    Less unpaid portion    1,562      1,916      2,149
                                          $  613     $  555     $  515

                                 See accompanying notes to financial statements.




                                                ACE HARDWARE CORPORATION
                                                 STATEMENTS OF CASH FLOWS
Year Ended December 31,
                                                                           (000's omitted)
Operating Activities:                                         1995              1994             1993
Net Earnings                                                 $63,742          $64,522           $57,092
Adjustments to reconcile net earnings to net cash
   provided by operating activities:
    Depreciation                                              16,837           16,963            16,166
    Loss on sale of property and equipment                         3              175               460
    Increase in accounts receivable, net                     (27,526)         (46,950)          (18,878)
    Decrease (Increase) in inventories                        15,940           (6,815)          (50,099)
    Decrease (Increase) in
       other current assets                                   (2,135)             153               (70)
    Increase in accounts payable and
       accrued expenses                                       42,967           63,437            57,898
       Net Cash Provided by Operating
            Activities                                       109,828           91,485            62,569

Investing Activities:
   Purchase of property and equipment                        (31,263)         (28,285)          (16,350)
   Proceeds from sale of property and equipment                   27              187               238
   Decrease (Increase) in other assets                           579            7,711            (2,092)
       Net Cash Used in Investing Activities                 (30,657)         (20,387)          (18,204)

Financing Activities:
   Payments of short-term borrowings                         (17,000)          (8,500)          (17,500)
   Proceeds from notes payable                                    -                -              30,000
   Principal payments on long-term debt                       (6,483)         (10,337)           (1,092)
   Payment of cash portion of patronage dividend             (27,302)         (25,766)          (27,538)
   Payments of patronage refund certificates
      and patronage financing deductions                     (11,287)         (18,886)          (19,451)
   Proceeds from sale of common stock                          1,580            1,394             1,049
   Repurchase of common stock                                (10,694)          (8,277)           (7,835)
         Net Cash Used in
         Financing Activities                                (71,186)         (70,372)          (42,367)

Increase in Cash and Cash Equivalents                          7,985              726             1,998
Cash and Cash Equivalents at beginning of year                 4,868            4,142             2,144
Cash and Cash Equivalents at end of year                     $12,853          $ 4,868           $ 4,142


                              See accompanying notes to financial statements.


                                  ACE HARDWARE CORPORATION

                               NOTES TO FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies
   (a) The Company and Its Business
   The Company operates as a wholesaler of hardware and related products primarily in the United States, and manufactures paint products. As a dealer-owned cooperative, the Company distributes substantially all of its patronage sourced earnings in the form of patronage dividends to member dealers based on their volume of merchandise purchases.

   (b) Cash Equivalents
   The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

   (c) Receivables
   Receivables from dealers include amounts due from the sale of merchandise and special equipment used in the operation of dealers' businesses. Other receivables are principally amounts due from suppliers for promotional and advertising allowances.

   (d) Inventories
   Inventories are valued at the lower of cost or net realizable value. Cost is determined using the last-in, first-out method on substantially all inventories.

   (e) Property and Equipment
   Property and equipment are stated at cost less accumulated depreciation and amortization. Expenditures for maintenance, repairs and renewals of relatively minor items are generally charged to earnings. Significant improvements or renewals are capitalized.

   Depreciation expense is computed on both straight-line and accelerated methods based on estimated useful lives as follows:

                                      Useful Life           Principal
                                         Years         Depreciation Method
Buildings and improvements               10-40            Straight line
Warehouse equipment                       5-10            Accelerated
Office equipment                          3-10            Various
Manufacturing equipment                   3-20            Straight line
Transportation equipment                  3-7             Straight line

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

   (g) Use of Estimates
   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   (h) Reclassifications
   Certain financial statement reclassifications have been made to prior year amounts to conform to comparable classifications followed in 1995.

                                  ACE HARDWARE CORPORATION

                        NOTES TO FINANCIAL STATEMENTS-(Continued)
(2) Inventories
   Inventories consist primarily of merchandise inventories. Substantially all of the Company's inventory is valued on the last-in, first-out (LIFO) method; the excess of replacement cost over the LIFO value of inventory was approximately $66,319,000 and $65,052,000 at December 31, 1995 and 1994, respectively. Indirect costs, consisting primarily of warehousing costs, are absorbed as inventory costs rather than period costs.

(3) Short-Term Borrowings
   Short-term borrowings were utilized during 1995 and 1994. The maximum amount outstanding at any month-end during the period was $95,000,000 in 1995 and $115,500,000 in 1994. The interest rate effective as of December 31, 1995 and 1994 was 6.13% and 6.5%, respectively. Short term borrowings outstanding as of December 31, 1995 and 1994 were $13,000,000 and $30,000,000 respectively. At December 31, 1995 the Company has available a revolving credit facility with a group of banks providing for $100 million in committed lines and also has available $85 million in uncommitted lines. The aggregate unused line of credit available at December 31, 1995 and 1994 was $172,000,000 and $120,000,000,
respectively. At December 31, 1995 the Company had no compensating balance requirements.

(4) Long-Term Debt
   Long-term debt is comprised of the following:



                                                                            December 31,
                                                                         1995           1994
                                                                          (000's omitted)
Industrial Development Revenue Bond -
   $125,000 payable quarterly through December 1, 1996 with
interest at 65% of the prime rate                                     $   500         $ 1,000

Notes Payable:
   $20,000,000 due in quarterly installments of $540,500
   commencing July 1, 1994 with interest payable quarterly
   beginning January 1, 1992 at a fixed rate of 8.74%                  16,757          18,919

   $20,000,000 due in quarterly installments of $952,400
   commencing January 1, 1995 with interest payable
   quarterly beginning October 1, 1992 at a fixed
   rate of 6.89%                                                       16,190          20,000

   $30,000,000 due in semi-annual installments of
   $2,000,000 commencing June 22, 2001 with interest
   payable quarterly beginning December 22, 1993
   at a fixed rate of 6.47%                                            30,000          30,000

Liability under capitalized leases (see Note 9)                           816             726

Installment notes with maturities through 1999 with
various interest rates                                                    910           1,011

                                                                       65,173          71,656

Less current installments                                               7,378           7,369

                                                                      $57,795         $64,287



                                  ACE HARDWARE CORPORATION

                        NOTES TO FINANCIAL STATEMENTS-(Continued)

   Prime interest rates in effect ranged from 8.5% to 9.0% in 1995 and from 6.0% to 8.5% in 1994.

   Aggregate maturities of long-term debt are $7,378,000, $6,460,000, $6,222,000 $6,052,000 and $3,115,000 in 1996 through 2000, respectively.

   The fair value of the Company's debt based upon discounting future cash flows does not materially vary from the carrying value of such debt as of December 31, 1995 and 1994.

(5) Patronage Dividends and Refund Certificates Payable
   The Company operates as a cooperative organization and has paid or will pay patronage dividends to member dealers on the portion of earnings derived from business done with such dealers. Patronage dividends are allocated in proportion to the volume of purchases by member dealers during the period. The amount of patronage dividends to be remitted in cash depends upon the level of dividends earned by each member outlet, varying from 20% on the total dividends under $5,000 and increasing by 5% on total dividends for each subsequent $2,500 earned to a maximum of 40% on total dividends exceeding $12,500. All amounts exceeding the cash portions will be distributed in the form of Class C $100 par value stock, to a maximum based upon the current year purchase volume or $20,000 whichever is greater, and thereafter in a combination of additional cash and patronage refund certificates having maturity dates and bearing interest as determined by the Board of Directors. A portion of the dealer's annual patronage dividends distributed under the above plan in a form other than cash can be applied toward payment of principal and interest on any balances outstanding for approved exterior signage and computer equipment financing.

   The patronage dividend composition for 1995, 1994 and 1993 follows:


                                                    Subordinated     Class      Patronage       Total
                                              Cash     Refund           C       Financing     Patronage
                                            Portion  Certificates     Stock    Deductions     Dividend
                                                                (000's omitted)
1995                                        $23,522     $5,032       $27,506     $8,656        $64,716
1994                                         27,302      9,920        21,766      5,532         64,520
1993                                         25,766     12,728        19,064      1,465         59,023


   Patronage dividends are allocated on a calendar year basis with issuance in the following year.

   The patronage refund certificates outstanding at December 31, 1995 are payable as follows:

                                                                  Interest
   January 1,                                       Amount          Rate
                                               (000's omitted)
   1996                                             $12,641          7.0%
   1997                                              14,303          6.25
   1998                                              13,981          6.0
   1999                                              11,902          6.0
   2000                                               9,523          7.0
   2001                                               5,032          6.0

                                  ACE HARDWARE CORPORATION

                        NOTES TO FINANCIAL STATEMENTS-(Continued)

(6) Retirement Plans
   The Company has defined benefit pension plans covering substantially all non-union employees. Benefits are based on years of service, highest average compensation (as defined) and the related profit sharing and primary social security benefit. Contributions to the plan are based on the Entry Age Normal, Frozen Initial Liability actuarial funding method and are limited to amounts that are currently deductible for tax reporting purposes. As of December 31, 1995 plan assets were held primarily in equities, mutual funds and group annuity contracts.

   Pension income for the years 1995, 1994 and 1993 included the following components:


                                                             1995         1994        1993
                                                                    (000's omitted)
    Service cost-benefits earned during the
      period                                               $   355      $   323      $   292
    Interest cost on projected benefit obligation              845          805          752
    Actual return on plan assets                            (2,288)        (121)      (1,104)
    Net amortization and deferral                            1,257       (1,073)        (169)

    Net periodic pension expense (income)                  $   169      $   (66)     $  (229)

   In December 1995 the plan settled a portion of the liability to retirees and vested terminated participants through lump sum payments and the purchase of single premium annuity contracts. In addition to the net periodic pension expense in 1995, the Company recognized a net loss of $1,380,100 related to this settlement.

   The following table sets forth the funded status of the plans and amounts recognized in the Company's Balance Sheet at December 31, 1995 and 1994 (December 31, 1995 and September 30, 1994 measurement dates):



                                                                          1995        1994
                                                                           (000's omitted)
   Accumulated benefit obligation, including vested
      benefits of $7,383,000 and $10,919,000                             $ 7,613      $11,384
   Plan assets at fair value                                             $ 9,932      $13,654
   Projected benefit obligation for service rendered
      to date                                                              8,832       12,364
   Plan assets in excess of projected benefit obligation                 $ 1,100      $ 1,290
   Unrecognized net gain from past experience
      different from that assumed and effects of changes
      in assumptions                                                       1,775        3,361
   Remaining unrecognized net asset being amortized
      over participants average remaining service period                  (1,672)      (1,983)

   Prepaid pension cost included in other assets                         $ 1,203      $ 2,668


                                  ACE HARDWARE CORPORATION

                        NOTES TO FINANCIAL STATEMENTS-(Continued)

   The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.0% in 1995 and 1994. The related expected long-term rate of return was 8.0% in 1995 and 1994. The rate of increase in future compensation was projected using actuarial salary tables plus 1.0% in 1995 and 1994.

   The Company also participates in several multi-employer plans covering union employees. Amounts charged to expense and contributed to the plans totaled approximately $275,000, $282,000 and $275,000, in 1995, 1994 and
1993, respectively.

   The Company's profit sharing plan contribution for the years ended 1995, 1994 and 1993 was approximately $9,902,000, $9,381,000 and
$8,690,000, respectively.

(7) Income Taxes
   As a cooperative, the Company distributes substantially all of its patronage sourced earnings to its members in the form of patronage dividends. The 1995, 1994 and 1993 provisions for federal income taxes were $939,000, $924,000 and $141,000, respectively, and for state income taxes were $455,000, $560,000 and $287,000, respectively.

   The Company made tax payments of $1,685,000, $1,428,000 and $357,000 during 1995, 1994 and 1993, respectively.

(8) Member Dealers' Equity

   The Company's classes of stock are described below:

                                                                                  Number of Shares
                                                                                  at December 31,
                                                                              1995              1994
        Class A Stock, voting, redeemable at par value-
           Authorized                                                          10,000            10,000
           Issued and outstanding                                               3,905             3,924
        Class B Stock, nonvoting, redeemable at not less than
        twice par value-
            Authorized                                                          6,500             6,500
            Issued                                                              6,499             6,499
            Outstanding                                                         3,028             3,248
            Treasury stock                                                      3,471             3,251
        Class C Stock, nonvoting, redeemable at not less
        than par value-
            Authorized                                                      2,000,000         2,000,000
            Issued and outstanding                                          1,778,173         1,646,656
            Issuable as patronage dividends                                   275,059           217,658
        Additional Stock Subscribed:
            Class A Stock                                                         332               291
            Class B Stock                                                         -                -
            Class C Stock                                                      23,320            21,800


   At December 31, 1995 and 1994 there were no common shares reserved for options, warrants, conversions or other rights; nor were any options granted or exercised during the two years then ended.

                                  ACE HARDWARE CORPORATION

                        NOTES TO FINANCIAL STATEMENTS-(Continued)

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

   A Class A share is issued to a member dealer only when the share subscribed has been fully paid. Class B and Class C shares are only issued when all such shares subscribed with respect to a retail outlet have been fully paid. Class C stock issuable as patronage dividends are issued in the following year and are not issued in excess of amounts authorized. Additional Stock Subscribed in the accompanying statements represents the par value of shares subscribed, reduced by the unpaid portion.

   All shares of stock are currently issued and repurchased at par value, except for Class B Stock which is repurchased at twice its par value, or $2,000 per share. Upon retirement of Class B shares held in treasury, the excess of redemption price over par is allocated equally between contributed capital and retained earnings.

Transactions during 1993, 1994 and 1995 affecting treasury shares follow:


                                                                             Shares Held in Treasury
                                                                     Class A         Class B       Class C
Balance at December 31, 1992                                             -           2,919              -
  Stock issued                                                           -               -              -
  Stock repurchased                                                     271            164         72,359
  Stock retired                                                        (271)             -        (72,359)
Balance at December 31, 1993                                             -           3,083              -
  Stock issued                                                           -               -              -
  Stock repurchased                                                     240            168         77,013
  Stock retired                                                        (240)             -        (77,013)
Balance at December 31, 1994                                             -           3,251              -
  Stock issued                                                           -               -              -
  Stock repurchased                                                     256            220         99,975
  Stock retired                                                        (256)             -        (99,975)

Balance at December 31, 1995                                             -           3,471              -

                                  ACE HARDWARE CORPORATION
                        NOTES TO FINANCIAL STATEMENTS-(Continued)

(9) Commitments
   Leased property under capital leases is included as "Property and Equipment" in the balance sheets as follows:


                                                                       December 31,
                                                                    1995          1994
                                                                    (000's omitted)
     Buildings and improvements                                  $3,422         $3,422
     Data processing equipment                                    1,441            723
     Less: Accumulated depreciation and amortization             (4,106)        (3,609)

                                                                 $  757         $  536





   The Company rents buildings and warehouse, office and certain other equipment under capital and operating leases. At December 31, 1995 annual minimum rental commitments under leases that have initial or remaining noncancelable terms in excess of one year are as follows:


Year Ending
December 31,                                     Capital       Operating
                                                    (000's omitted)
1996                                               $515        $13,383
1997                                                257         12,269
1998                                                 77         10,116
1999                                                  -          8,555
2000                                                  -          7,744
Thereafter                                            -         33,304
     Total minimum lease payments                  $849        $85,371
Less amount representing interest                    33
Present value of total minimum lease payments      $816


   All leases expire prior to 2010. Under certain leases, the Company pays real estate taxes, insurance and maintenance expenses in addition to rental expense. Management expects that in the normal course of business, leases that expire will be renewed or replaced by other leases. Rent expense was approximately $25,024,000, $21,814,000 and $21,444,000 in 1995, 1994 and
1993, respectively. Rent expense includes $4,724,000, $4,382,000 and $4,282,000 in contingent rentals paid in 1995, 1994 and 1993, respectively, primarily for transportation equipment mileage.

(10) Media Expense
   The Company expenses media costs the first time the advertising takes place. Gross media expense, prior to income offsets from dealers and suppliers, amounting to $59,167,000, $52,185,000 and $48,293,000 were charged to operations in 1995, 1994 and 1993, respectively.

(11) Interest Expense
   Capitalized interest totaled $497,000, $213,000 and $29,000 in 1995, 1994 and 1993, respectively. Interest paid was $13,574,000, $13,518,000 and $10,670,000 in 1995, 1994 and 1993, respectively.



                               INDEX TO EXHIBITS

Exhibits
Enclosed                                  Description

21       Subsidiaries of the Registrant

24       Powers of Attorney



Exhibits
Incorporated
by Reference                              Description

2        Not Applicable

3-A Restated Certificate of Incorporation of the Registrant dated September 18, 1974 filed as Exhibit 3-A to the Registrant's Form S-1 Registration Statement (Registration No. 2-55860) on March 30, 1976 and incorporated herein by reference.

3-B By-laws of the Registrant as amended through September 19, 1995 included as Appendix A to the Prospectus constituting a part of the Post Effective Amendment No. 1 to the Registrant's Form S-2 Registration Statement filed on or about March 15, 1996
         (Registration No. 33-58191) and incorporated herein by reference.

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

4-B Specimen copy of Patronage Refund Certificate as revised in 1988 filed as Exhibit 4-B to Post-Effective Amendment No. 2 to the Registrant's Form S-1 Registration Statement (Registration No. 33-
         4299) on March 29, 1988 and incorporated herein by reference.

4-C Specimen copy of Class A stock certificate as revised in 1987 filed as Exhibit 4-C to Post-Effective Amendment No. 2 to the
         Registrant's Form S-1 Registration

Exhibits
Incorporated
by Reference

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

4-F Copy of plan for the distribution of patronage dividends with respect to purchases of merchandise made from the Registrant on or after January 1, 1995 adopted by the Board of Directors of the Registrant on July 26, 1994 filed as Exhibit 4-M to the Registrant's Form S-2 Registration Statement on or about March 15, 1996 (Registration No. 33-58191) and incorporated herein by reference.

4-G Copy of plan for the distribution of patronage dividends with respect to purchases of merchandise made from the Registrant on or after January 1, 1993 through December 31, 1994, adopted by the Board of Directors of the Registrant on December 8, 1992, filed as
         Exhibit 4-N to Post-Effective Amendment No. 1 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 15, 1996 and incorporated herein by reference.

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

Exhibits
Incorporated
by Reference

10-F Copy of Employment Agreement dated October 4, 1994 between Ace Hardware Corporation and Paul M. Ingevaldson filed as Exhibit 10-F to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 23, 1995 and incorporated herein by reference.

10-G Copy of Employment Agreement dated October 4, 1994 between Ace Hardware Corporation and David F. Hodnik filed as Exhibit 10-G to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 23, 1995 and incorporated herein by reference.

10-H Copy of Employment Agreement dated October 12, 1994 between Ace Hardware Corporation and William A. Loftus filed as Exhibit 10-H to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 23, 1995 and incorporated herein by reference.

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

10-M Copy of Loan Agreement with Anne Arundel County, Maryland dated December 1, 1981 securing 15-year floating rate industrial development revenue bonds in the principal sum of $9,000,000 held by The Northern Trust Company, Chicago, Illinois, for itself and other participating lenders filed as Exhibit 10-A-k to Post-Effective Amendment No. 3 to the Registrant's Form S-1 Registration Statement (Registration No. 2-63880) on March 9, 1982 and incorporated herein by reference.

10-N Copy of Note Purchase and Private Shelf Agreement with the Prudential Insurance Company of America dated September 27, 1991 securing 8.74% Senior Series A Notes in the principal sum of $20,000,000 with a maturity date of July 1, 2003 filed as
         Exhibit 10-A-q to the Registrant's Form S-2 Registration Statement (Regis-tration No. 33-46449) on March 23, 1992 and incorporated herein by reference.

10-O Copy of Standard Form of Ace Hardware International Retail Merchant Agreement adopted in 1990, filed as Exhibit 10-A-q to Post Effective Amendment No. 2 to the Registrant's Form S-2 Registration Statement (Registration No. 33-27790) on March 20, 1991 and incorporated herein by reference.





Exhibits
Incorporated
by Reference

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

10-T Copy of Amendment to the Executive Supplemental Benefit Plans of the Registrant adopted by its Board of Directors on March 17, 1992 and filed as Exhibit 10-A-t to the Registrant's Form S-2
         Registration Statement (Registration No.33-46449) on March 22, 1993 and incorporated herein by reference.

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

10-Y Copy of Lease dated September 22, 1994 for bulk merchandise redistribution center of the Registrant in Carol Stream, Illinois filed as Exhibit 10-Y to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 23, 1995 and incorporated herein by reference.

Exhibits
Incorporated
by Reference

10-Z Copy of Lease dated May 4, 1994 for freight consolidation center of the Registrant in Chicago, Illinois filed as Exhibit 10-Z to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 23, 1995 and incorporated herein by reference.

10-a-1 Copy of Long-Term Incentive Compensation Deferral Option Plan of the Registrant effective January 1, 1995 adopted by its Board of Directors on December 6, 1994 filed as Exhibit 10-a-1 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 23, 1995 and incorporated herein by reference.

10-a-2 Copy of Directors' Deferral Option Plan of the Registrant effective January 1, 1995 adopted by its Board of Directors on December 6, 1994 filed as Exhibit 10-a-2 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 23, 1995 and incorporated herein by reference.

10-a-3 Copy of Employment Agreement dated March 22, 1994 between Ace Hardware Corporation and Fred J. Neer filed as Exhibit 10-a-3 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 23, 1995 and incorporated herein by reference.

10-a-4 Copy of Employment Agreement dated March 22, 1994 between Ace Hardware Corporation and Donald L. Schuman filed as Exhibit 10-a-4 to the Registrant's Form S-2 Registration Statement on (Registration No. 33-58191) or about March 23, 1995 and incorporated herein by reference.

10-a-5 Copy of Employment Agreement dated December 13, 1993 between Ace Hardware Corporation and David W. League filed as Exhibit 10-a-5 to the Registrant's Form S-2 Registration Statement
         (Registration No. 33-58191) on or about March 23, 1995 and incorporated herein by reference.

10-a-6 Copy of Employment Agreement dated December 15, 1993 between Ace Hardware Corporation and David F. Myer filed as Exhibit 10-a-6 to the Registrant's Form S-2 Registration Statement
         (Registration No. 33-58191) on or about March 23, 1995 and incorporated herein by reference.

10-a-7 Copy of Employment Agreement dated March 24, 1994 between Ace Hardware Corporation and Michael C. Bodzewski filed as Exhibit 10-a-7 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 23, 1995 and incorporated herein by reference.

10-a-8 Copy of Employment Agreement dated December 15, 1993 between Ace Hardware Corporation and Rita D. Kahle filed as Exhibit 10-a-8 to the Registrant's Form S-2 Registration Statement
         (Registration No. 33-58191) on or about March 23, 1995 and incorporated herein by reference.

10-a-9 Copy of Agreement dated January 6, 1995 between Ace Hardware Corporation and Roger E. Peterson filed as Exhibit 10-a-9 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 23, 1995 and incorporated herein by reference.

10-a-10 Copy of Ace Hardware Corporation Officer Incentive Plan for Fiscal Year 1994 filed as Exhibit 10-a-10 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 23, 1995 and incorporated herein by reference.

Exhibits
Incorporated
by Reference

10-a-11 Copy of Lease dated July 28, 1995 between A.H.C. Store Development Corp. and Tri-R Corporation for retail hardware store premises located in Yorkville, Illinois filed as Exhibit 10-a-11 to Post-Effective Amendment No. 1 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 15, 1996 and incorporated herein by reference.

10-a-12 Copy of Lease dated October 31, 1995 between Brant Trade &Industrial Park, Inc. and Ace Hardware Canada Limited for warehouse space in Brantford, Ontario, Canada filed as Exhibit 10-a-12 to Post-Effective Amendment No. 1 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 15, 1996 and incorporated herein by reference.

10-a-13 Copy of Lease dated November 27, 1995 between 674573 Ontario Limited and Ace Hardware Canada Limited for general office space in Markham, Ontario, Canada filed as Exhibit 10-a-13 to Post-Effective Amendment No. 1 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 15, 1996 and incorporated herein by reference.

10-a-14 Copy of Lease dated February 9, 1995 between Leroy M. Merritt and the Registrant for its Baltimore, Maryland redistribution center filed as Exhibit 10-a-14 to Post-Effective Amendment No. 1 to the Registrant's Form S-2 Registration Statement
         (Registration No. 33-58191) on or about March 15, 1996 and incorporated herein by reference.

10-a-15 Copy of First Amendment to the Ace Hardware Corporation Long-Term Incentive Compensation Deferral Option Plan effective December 5, 1995 filed as Exhibit 10-a-15 to Post-Effective Amendment No. 1 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 15, 1996 and incorporated herein by reference.

10-a-16 Copy of First Amendment to the Ace Hardware Corporation Directors' Deferral Option Plan effective December 5, 1995 filed as Exhibit 10-a-16 to Post-Effective Amendment No. 1 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 15, 1996 and incorporated herein by reference.

10-a-17 Copy of Form of Executive Officer Employment Agreement effective January 1, 1996 filed as Exhibit 10-a-17 to Post-Effective Amendment No. 1 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 15, 1996 and incorporated herein by reference.

10-a-18 Copy of Ace Hardware Corporation Executive Benefit Security Trust Agreement effective July 19, 1995 filed as Exhibit 10-a-18 to Post-Effective Amendment No. 1 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 15, 1996 and incorporated herein by reference.

11       No Exhibit.

12       No Exhibit.

13       No Exhibit.

16       Not Applicable.

18       No Exhibit.

Exhibits
Incorporated
by Reference

21       No Exhibit.

22       Not Applicable.

23       Independent Auditors' Consent, dated March 8, 1996, filed as
         Exhibit 23(a) to Post-Effective Amendment No. 1 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) filed on or about March 15, 1996 and incorporated herein by reference.

27 Financial Data Schedule filed as Exhibit 27 to Post-Effective Amendment No. 1 to the Registrant's Form S-2 Registration Statement (Registration 33-58191) filed on or about March 15, 1996 and incorporated herein by reference.

28       Not Applicable.

Supplemental Information to be Furnished with Reports Filed Pursuant to
Section 15(d) of the Act by Registrants which have not Registered
Securities Pursuant to Section 12 of the Act.

   As of the date of the foregoing Report, no annual report for the Registrant's year ended December 31, 1995, nor any proxy soliciting materials for the Registrant's 1996 annual meeting have been sent to security holders. Copies of such Annual Report and proxy soliciting materials will subsequently be sent to security holders and furnished to the Securities and Exchange Commission.