Form 10-Q
period 1996-03-31
ACE HARDWARE CORP
filed 1996-05-14
CIK 2024

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended March 31, 1996 Commission File Number  2-63880


                          ACE HARDWARE CORPORATION
         (Exact name of registrant as specified in its charter)


             DELAWARE                                       36-0700810
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                     Identification No.)


   2200 Kensington Court, Oak Brook, IL                 60521
  (Address of principal executive offices)            (Zip code)


Registrant's telephone number, including area code    (708) 990-6600


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


                 Class                   Outstanding at March 31, 1996
Class A Voting Stock - $1,000 par value              3,925  shares
Class B Stock        - $1,000 par value              3,012  shares
Class C Stock        - $  100 par value          1,874,955  shares



                          ACE HARDWARE CORPORATION

                                    INDEX
                                                                     Page No.

PART I. - Financial Information

     Balance Sheet - March 31, 1996 and December 31, 1995               1

     Statement of Earnings - Three Months Ended March 31, 1996
                and 1995                                                2

     Statement of Cash Flows - Three Months Ended March 31, 1996
                and 1995                                                3

     Notes to Financial Statements                                      4

     Management's Discussion and Analysis of Financial Condition
                and Results of Operations                               5

PART II. - Other Information                                            6


                                         PART I. FINANCIAL INFORMATION
                                           ACE HARDWARE CORPORATION
                                               BALANCE SHEET

                                                                   March 31,      December 31,
                                                                     1996            1995
                                                                        (000'S OMITTED)
                          ASSETS
     Current assets:
      Cash                                                        $     101      $   12,853
      Accounts Receivable, Net                                      325,971         287,078
      Merchandise Inventory                                         278,328         254,451
      Prepaid Expenses and Other Current Assets                      11,228           9,324

        Total Current Assets                                        615,628         563,706

      Property and Equipment, Net                                   196,347         191,504
      Other Assets                                                    4,072           3,923

        Total Assets                                              $ 816,047      $  759,133

            LIABILITIES AND MEMBER DEALERS' EQUITY
     Current Liabilities:
      Current Installment of Long-Term Debt                           7,245           7,378
      Short-Term Borrowings                                          35,500          13,000
      Accounts Payable                                              369,930         337,414
      Patronage Dividends Payable in Cash                            27,290          23,522
      Patronage Refund Certificates Payable                          14,377          12,641
      Accrued Expenses                                               44,787          35,397

         Total Current Liabilities                                  499,129         429,352

      Notes Payable                                                  56,491          57,795

      Patronage Refund Certificates Payable                          41,250          54,741

      Total Liabilities                                             596,870         541,888


     Member Dealers' Equity:
      Class A Stock of $1,000 Par Value                               3,979           3,905
      Class B Stock of $1,000 Par Value                               6,499           6,499
      Class C Stock of $100 Par Value                               178,104         177,817
      Class C Stock of $100 Par Value, Issuable to
      Dealers for Patronage Dividends                                31,797          27,506
      Additional Stock Subscribed, Net of Unpaid Portion                536             515
      Retained Earnings and Contributed Capital                       7,057           7,945

                                                                    227,972         224,187
     Less: Treasury Stock, at Cost                                    8,795           6,942

       Total Member Dealers' Equity                                 219,177         217,245

       Total Liabilities and Member Dealers' Equity               $ 816,047      $  759,133

                                 See accompanying notes to financial statements.

                                                   ACE HARDWARE CORPORATION
                                                    STATEMENT OF EARNINGS

                                                                      THREE MONTHS ENDED
                                                                    MARCH 31,     MARCH 31
                                                                      1996           1995

                                                                        (000's omitted)

     Net Sales                                                       $593,186      $559,487
     Cost of Sales                                                    551,741       515,804

         Gross Profit                                                  41,445        43,683

     Operating Expenses:
       Warehouse and Distribution                                       8,506         8,463
       Selling, General and Administrative                             15,814        14,648
       Retail Success and Development                                   5,907         3,765

         Total Operating Expenses                                      30,227        26,876

         Operating Income                                              11,218        16,807

       Interest Expense                                                (2,472)       (3,372)
       Other Income, Net                                                1,219           926
       Income Taxes                                                      (386)         (373)

         Net Earnings                                                   9,579        13,988

     Distribution of Net Earnings
         Patronage Dividends                                           10,467        14,257
         Retained Earnings                                               (888)         (269)

     Net Earnings                                                    $  9,579      $ 13,988

                                 See accompanying notes to financial statements.

                                                ACE HARDWARE CORPORATION
                                                STATEMENT OF CASH FLOWS



                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,

                                                                                 (000's OMITTED)

                                                                             1996              1995

     Operating activities:
      Net earnings                                                        $   9,579         $  13,988

     Adjustments to reconcile net earnings to net
        cash used in operating activities:
        Depreciation                                                          4,051             4,179
        Increase in accounts receivable, net                                (38,893)          (52,943)
        Increase in merchandise inventory                                   (23,877)          (32,535)
        Increase in prepaids and other current assets                        (1,904)             (769)
        Increase in accounts payable and
            accrued expenses                                                 41,906            18,886

        Net cash used in operating expenses                                  (9,138)          (49,194)

     Investing activities:
        Purchases of property and equipment                                  (8,894)           (7,944)
        Increase in other assets                                               (149)           (1,285)

        Net cash used in investing activities                                (9,043)           (9,229)

     Financing activities:
        Proceeds from short-term borrowings                                  22,500            61,000
        Principal payments on long-term debt                                 (1,437)           (1,836)
        Payments on refund certificates and patronage
          financing programs                                                (14,163)           (3,306)
        Proceeds from sale of common stock                                      382               398
        Repurchase of common stock                                           (1,853)           (2,597)

        Net cash provided by financing activities                             5,429            53,659

     Decrease in cash and cash equivalents                                  (12,752)           (4,764)

     Cash and cash equivalents at beginning of period                        12,853             4,868

     Cash and cash equivalents at end of period                           $     101         $     104





                                 See accompanying notes to financial statements.

                   ACE HARDWARE CORPORATION

                 NOTES TO FINANCIAL STATEMENTS


1)   General

     The accompanying financial statements have not been examined by independent public accountants except for the December 31, 1995 balance sheet, however, in the opinion of the Company reflect all adjustments necessary to present fairly the financial position as of March 31, 1996 and 1995 and the results of operations and cash flows for the three months then ended. These interim figures are not necessarily indicative of the results to be expected for the full year.

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

3)   Reclassifications

     Certain financial statement reclassifications have been made to prior year and prior quarter amounts to conform to comparable classifications followed in 1996.

                    ACE HARDWARE CORPORATION
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended March 31, 1996 compared to Three Months Ended
March 31, 1995.

Results of Operations

Net sales increased 6.0% in 1996 primarily due to increases in volume from existing dealers, targeted efforts on new store development and conversions to the Ace program.

Gross profit declined 5.1% vs. 1995 and as a percent of sales due to reduced levels of vendor and dealer price increases and lower manufacturing gross profit. This decrease is partially offset by increased vendor allowances and a lower LIFO provision.

Warehouse and distribution expenses increased slightly vs. 1995 but decreased as a percent of sales. 1996 start-up costs for the opening of two facilities are partially offset by increased freight consolidation income and increased levels of warehouse costs absorbed into inventory.

Selling, general and administrative expenses increased by 7.9% vs. 1995 and as a percent of sales due to increased personnel and relocation costs for the start-up facilities and increased data processing expenses.

Retail success and development increased $2.1 million vs. 1995 and as a percent of sales due to increased personnel costs for field retail support and new business development, decreased Retail
Computer Systems income and additional advertising costs.

Interest expenses decreased 27.0% or $900,000 vs. 1995 primarily due to inventory turnover improvements over the prior year. The use of both short-term borrowing and long-term financing is expected to continue to fund planned capital expenditures in 1996.

Other income increased $293,000 vs. 1995 due primarily to the growth in dealer financing programs.

Liquidity and Capital Resources

The Company expects that internally generated funds, along with new and established lines of credit and long-term financing, will be the primary financing sources for capital expenditures in the future.

                    PART II. OTHER INFORMATION

                     ACE HARDWARE CORPORATION




Item 6.   Exhibits and Reports on Form 8-K.

          (b) There were no reports on Form 8-K filed for the three month period ended March 31, 1996.

                             SIGNATURE









Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









    ACE HARDWARE CORPORATION




       RITA D. KAHLE                      DATE  05/14/96
       Rita D. Kahle
  Vice President, Finance

(Principal Financial and Accounting Officer, and duly authorized Officer of the registrant)