Form 10-Q
period 1996-06-30
ACE HARDWARE CORP
filed 1996-08-15
CIK 2024

SECURITIES AND EXCHANGE COMMISSION
			                Washington, D.C.  20549

                     				 FORM 10-Q

      		 QUARTERLY REPORT UNDER SECTION 13 or 15(d)
		         OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended June 30, 1996 Commission File Number  2-63880


              			  ACE HARDWARE CORPORATION
	 (Exact name of registrant as specified in its charter)


	            DELAWARE                                       36-0700810
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                     Identification No.)


   2200 Kensington Court, Oak Brook, IL                 60521
  (Address of principal executive offices)            (Zip code)


Registrant's telephone number, including area code    (630) 990-6600


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.



	                	 Class                   Outstanding at June 30, 1996
Class A Voting Stock - $1,000 par value              3,919  shares
Class B Stock        - $1,000 par value              2,968  shares
Class C Stock        - $  100 par value          2,006,247  shares









                 			ACE HARDWARE CORPORATION

                      				   INDEX


Part I. - Financial Information:                                  Page No.

Balance Sheets -  June 30, 1996 and December 31, 1995                 1

Statements of Earnings - Six Months and Three Months
    Ended June 30, 1996 and 1995                                      2


Statements of Cash Flows - Six Months Ended
    June 30, 1996 and 1995                                            3


Notes to Financial Statements                                         4


Management's Discussion and Analysis of Financial
    Condition and Results of Operations                              5 & 6

Part II. - Other Information                                          7



         				     	 PART I. FINANCIAL INFORMATION
					                 ACE HARDWARE CORPORATION
					                      BALANCE SHEETS

                                                 								    JUNE 30,      DECEMBER 31,
                                                  								     1996            1995
                                                         									(000'S OMITTED)
			  ASSETS
Current Assets:
	Cash                                                      $   2,138      $   12,853
	Accounts Receivable, Net                                    369,175         287,078
	Merchandise Inventory                                       287,114         254,451
	Prepaid Expenses and Other Current Assets                    14,624           9,324

	Total Current Assets                                        673,051         563,706




	Property and Equipment, Net                                 203,051         191,504
	Other Assets                                                  4,090           3,923

	Total Assets                                              $ 880,192      $  759,133

	    LIABILITIES AND MEMBER DEALERS' EQUITY

Current Liabilities:
	Current Installments of Long-Term Debt                        7,053           7,378
	Short-Term Borrowings                                        48,000          13,000
	Accounts Payable                                            433,378         338,577
	Patronage Dividends Payable in Cash                          11,852          23,522
	Patronage Refund Certificates Payable                        14,300          12,641
	Accrued Expenses                                             42,848          34,234

	Total Current Liabilities                                   557,431         429,352

	Notes Payable                                                54,884          57,795

	Patronage Refund Certificates Payable                        43,736          54,741

	Total Liabilities                                           656,051         541,888

Member Dealers' Equity:
	Class A Stock of $1,000 Par Value                             4,051           3,905
	Class B Stock of $1,000 Par Value                             6,499           6,499
	Class C Stock of $100 Par Value                             205,936         177,817
	Class C Stock of $100 Par Value, Issuable to
	  Dealers for Patronage Dividends                            13,497          27,506
	Additional Stock Subscribed, Net of Unpaid Portion              532             515
	Retained Earnings and Contributed Capital                     6,130           7,945

	Total Member Dealers' Equity                                236,645         224,187
	Less: Treasury stock, at cost                                12,504           6,942

	Total Member Dealers' Equity                                224,141         217,245

	Total Liabilities and Member Dealers' Equity              $ 880,192      $  759,133



      				 See accompanying notes to financial statements.

           						   ACE HARDWARE CORPORATION
						               STATEMENTS OF EARNINGS

								                                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                                        									          JUNE 30,                       JUNE 30,
                                                     								        1996           1995           1996           1995
                                                        								  	     (000's omitted)               (000's omitted)

Net Sales                                                       $714,437      $643,982       $1,307,623     $1,203,469
Cost of Sales                                                    659,512       592,205        1,211,253      1,108,009

	Gross Profit                                                     54,925        51,777           96,370         95,460

Operating Expenses:
	Warehouse and Distribution                                        8,998         7,515           17,504         15,978
	Selling, General and Administrative                              16,664        16,634           32,478         31,282
	Retail Success and Development                                    6,019         6,360           11,927         10,125

	Total Operating Expenses                                         31,681        30,509           61,909         57,385

	Operating Income                                                 23,244        21,268           34,461         38,075

	Interest Expense                                                 (2,393)       (3,828)          (4,865)        (7,200)
	Other Income, Net                                                 1,087         1,173            2,306          2,099
	Income Taxes                                                       (408)         (130)            (794)          (503)

	Net Earnings                                                     21,530        18,483           31,108         32,471

Distribution of Net Earnings:
	Patronage Dividends                                              22,456        18,524           32,923         32,781
	Retained Earnings                                                  (926)          (41)          (1,815)          (310)

Net Earnings                                                    $ 21,530      $ 18,483       $   31,108     $   32,471

				 See accompanying notes to financial statements.

            		  				ACE HARDWARE CORPORATION
              						STATEMENTS OF CASH FLOWS



                                      									                            	SIX MONTHS ENDED
										                                                                       JUNE 30,

									                                                                1996              1995
										                                                                   (000'S OMITTED)

Operating Activities:
	Net Earnings                                                      $  31,108         $  32,471

Adjustments to reconcile net earnings to net
cash provided by operating activities:
	Depreciation                                                          8,160             8,456
	Loss (Gain) on sale of property and equipment                           (22)                1
	Increase in accounts receivable, net                                (82,097)          (59,793)
	Decrease (Increase) in merchandise inventory                        (32,663)            9,245
	Decrease (Increase) in prepaids and other current assets             (5,300)              147
	Increase in accounts payable and accrued expenses                   103,415            15,574

	Net cash Provided by Operating Activities                            22,601             6,101

Investing Activities:
	Purchases of property and equipment                                 (19,736)          (15,588)
	Proceeds from sale of property and equipment                             51                 2
	Increase in other assets                                               (167)           (1,779)

	Net cash Used in Investing Activities                               (19,852)          (17,365)

Financing Activities:
	Proceeds from short-term borrowings                                  35,000            46,000
	Principal payments on long-term debt                                 (3,236)           (3,047)
	Payments on refund certificates and patronage
	  financing programs                                                (16,920)           (5,361)
	Proceeds from sale of common stock                                      776               845
	Repurchase of common stock                                           (5,562)           (4,637)
	Payments of cash portion of patronage dividend                      (23,522)          (27,302)

	Net Cash Provided by (Used in) Financing Activities                 (13,464)            6,498

Decrease in Cash and Cash Equivalents                                (10,715)           (4,766)

Cash and Cash Equivalents at Beginning of Period                      12,853             4,868

Cash and Cash Equivalents at End of Period                         $   2,138         $     102





       				 See accompanying notes to financial statements.

	            ACE HARDWARE CORPORATION

        			NOTES TO FINANCIAL STATEMENTS


1)      General

       	The accompanying financial statements have not been examined by independent public accountants except for the December 31, 1995 balance sheet but in the opinion of the Company reflect all adjustments necessary to present fairly the financial position as of June 30, 1996 and 1995 and the results of operations and cash flows for the six months then ended. These interim figures are not necessarily indicative of the results to be expected for the full year.

2)      Patronage Dividends

       	The Company operates as a cooperative organization and will pay patronage dividends to consenting member dealers based on the earnings derived from business done with such dealers. It has been the practice of the Company to distribute substantially all patronage sourced earnings in the form of patronage dividends.

       	Net earnings and patronage dividends will normally be similar since patronage sourced net earnings is paid to consenting member dealers. International dealers signed under a Retail Merchant Agreement are not eligible for patronage dividends and related earnings or loss are not included in patronage sourced earnings.

3)      Reclassifications

       	Certain financial statement reclassifications have been made to prior year and prior quarter amounts to conform to comparable classifications followed in 1996.

               			   ACE HARDWARE CORPORATION
        		   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	        	FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended June 30, 1996 compared to Three Months Ended
June 30, 1995.

Results of Operations

Net sales increased 10.9% in 1996 primarily due to increases in volume from existing dealers, targeted efforts on new store development and conversions to the Ace program.

Gross profit increased 6.1% vs. 1995, but decreased as a percent of sales due to reduced levels of vendor and dealer price increases and increased warehouse costs absorbed into inventory.
This decrease is partially offset by a lower LIFO provision and increased manufacturing gross profit.

Warehouse and distribution expenses increased $1.5 million or 19.7% and as a percent of sales vs. 1995. 1996 start-up costs for the opening of two facilities and wages to support the sales increase are partially offset by increased levels of warehouse costs absorbed into inventory.

Selling, general and administrative expenses are comparable to 1995 and decreased as a percent of sales. Corporate expense declines are offset by increased personnel costs for the start up facilities in 1996.

Retail success and development expenses decreased $300,000 and as a percent of sales primarily due to increased corporate advertising income. Increased personnel costs for field retail support and new business development partially offset the second quarter expense declines.

Interest expenses decreased 37.5% or $1.4 million vs. 1995 due primarily to inventory turnover improvements over the prior year. The use of both short-term borrowing and long-term financing is expected to continue to fund planned capital expenditures in 1996.







                  				      -5-
               			   ACE HARDWARE CORPORATION
     	    	  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Six Months Ended June 30, 1996 compared to Six Months Ended June 30, 1995.

Results of Operations

Net sales increased 8.7% in 1996 primarily due to increases in volume from existing dealers and targeted efforts on new store development and conversions to the Ace program.

Gross profit increased 1.0% vs. 1995, but decreased as a percent of sales due to reduced levels of vendor and dealer price increases and increased warehouse costs absorbed into inventory.
This decrease is partially offset by a lower LIFO provision.

Warehouse and distribution expenses increased 9.6% and slightly as a percent of sales vs. 1995. 1996 start-up costs for the opening of two facilities, combined with increased wages to support the sales increase result in the expense increase. Increased warehouse costs absorbed into inventory partially offset the year-to-date expense increase.

Selling, general and administrative expenses increased by 3.8% vs. 1995, but decreased as a percent of sales. The increase is primarily related to increased personnel and relocation costs for the start-up facilities and increased data processing expenses.


Retail success and development expenses increased $1.8 million or 17.8% vs. 1995 and as a percent of sales due to increased personnel costs for field retail support and new business development and decreased computer systems income.

Interest expenses decreased 32.4% or $2.3 million vs. 1995 due primarily to inventory turnover improvements versus the prior year. The use of both short-term borrowing and long-term financing is expected to continue to fund planned capital expenditures in 1996.

Other income increased $207,000 vs. 1995 due primarily to the growth in dealer financing programs.


Liquidity and Capital Resources

The Company expects that internally generated funds, along with new and established lines of credit and long-term financing, will be the primary financing sources for capital expenditures in the future.

                     				      -6-

            			  PART II. OTHER INFORMATION

            			   ACE HARDWARE CORPORATION



Item 4. Submission of Matters to a Vote of Security Holders

       	The following information is furnished with respect to matters submitted to a vote of the stockholders of the registrant at a meeting thereof held during the quarter covered by this report:

      	(a)  Date of meeting:  June 3, 1996 - said meeting was
    		      an annual meeting.

      	(b)  1.   The following director was elected at said
                 meeting for a three year term expiring in 1999:

               			       J. Thomas Glenn

      	     2.   The following directors were reelected at said
             		  meeting for a three year term expiring in 1999:

      			                Jon R. Weiss
    		                   John E. Kingrey

      	     3.   The names of the other directors other than the
		               above elected directors whose terms of office
       		        as directors continue after the meeting are:

               			       Roger E. Peterson
			                      Lawrence R. Bowman
			                      Richard E. Laskowski
			                      James R. Williams
			                      Jennifer C. Anderson
      			                Mark Jeronimous
			                      Ray W. Osborne
      			                Don S. Williams

      	(c)  Matters voted upon and approved at the meeting were:

              		  Amendment to the Corporation's restated Certificate
      		          of Incorporation increasing the number of shares of
		                Class "C" nonvoting stock which the Corporation
		                is authorized to issue from 2,000,000 to 4,000,000.

Item 6.    Exhibits and Reports on Form 8-K

      	(b)  There were no reports on Form 8-K filed for the
	           three month period ended June 30, 1996.

                  				     -7-




                  				  SIGNATURE









Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









    ACE HARDWARE CORPORATION




       RITA D. KAHLE                DATE  AUGUST 14, 1996
       Rita D. Kahle
  Vice President, Finance

(Principal Financial and Accounting Officer, and duly authorized Officer of the registrant)