Form 10-Q
period 1996-09-30
ACE HARDWARE CORP
filed 1996-11-14
CIK 2024

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


 For Quarter ended September 30, 1996 Commission File Number  2-63880


                           ACE HARDWARE CORPORATION
          (Exact name of registrant as specified in its charter)


              DELAWARE                                       36-0700810
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                     Identification No.)


    2200 Kensington Court, Oak Brook, IL                 60521
   (Address of principal executive offices)            (Zip code)


 Registrant's telephone number, including area code    (630) 990-6600


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

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


                  Class                   Outstanding at September 30, 1996
 Class A Voting Stock - $1,000 par value              3,934  shares
 Class B Stock        - $1,000 par value              2,924  shares
 Class C Stock        - $  100 par value          1,989,710  shares








                            ACE HARDWARE CORPORATION

                                      INDEX


 Part I. - Financial Information:                                  Page No.

 Balance Sheets -  September 30, 1996 and December 31, 1995            1

 Statements of Earnings - Nine Months and Three Months
     Ended September 30, 1996 and 1995                                 2


 Statements of Cash Flows - Nine Months Ended
     September 30, 1996 and 1995                                       3


 Notes to Financial Statements                                         4


 Management's Discussion and Analysis of Financial
     Condition and Results of Operations                              5 & 6

 Part II. - Other Information                                          7
























                        PART I.  FINANCIAL INFORMATION
                           ACE HARDWARE CORPORATION
                                BALANCE SHEETS

                                              September 30,       December 31,
                                                  1996                1995
                                             (000's omitted)

                    ASSETS

Current Assets:
     Cash                                  $          3,620    $        12,853
     Accounts Receivable, Net                       318,914            287,078
     Merchandise Inventory                          333,353            254,451
     Prepaid Expenses and Other
        Current Assets                               13,244              9,324

     Total Current Assets                           669,131            563,706

     Property and Equipment, Net                    204,591            191,504
     Other Assets                                     3,878              3,923

     Total Assets                          $        877,600    $       759,133


  LIABILITIES AND MEMBER DEALERS' EQUITY

Current Liabilities:
     Current Installment of
        Long-Term Debt                     $          6,849    $         7,378
     Short-Term Borrowings                           53,500             13,000
     Accounts Payable                               384,731            338,577
     Patronage Dividends Payable
        in Cash                                      19,438             23,522
     Patronage Refund
        Certificates Payable                         14,295             12,641
     Accrued Expenses                                43,446             32,177

     Total Current Liabilities                      522,259            427,295

     Notes Payable                                   73,311             57,795
     Other Long-Term Liabilities                      3,985              2,057
     Patronage Refund
        Certificates Payable                         46,060             54,741

     Total Liabilities                              645,615            541,888

Member Dealers' Equity:
     Class A Stock of $1,000  Par Value               4,117              3,905
     Class B Stock of $1,000  Par Value               6,499              6,499
     Class C Stock of $100  Par Value               206,295            177,817
     Class C Stock of $100  Par Value,
        Issuable to Dealers for
        Patronage Dividends                          22,329             27,506
     Additional Stock Subscribed,
        Net of Unpaid Portion                           506                515
     Retained Earnings and
        Contributed Capital                           6,896              7,945

     Total Member Dealers' Equity                   246,642            224,187
     Less: Treasury Stock, at Cost                   14,657              6,942

     Total Member Dealers' Equity                   231,985            217,245

     Total Liabilities and
        Member Dealers' Equity             $        877,600    $       759,133


                See accompanying notes to financial statements.


                           ACE HARDWARE CORPORATION
                            STATEMENTS OF EARNINGS


                           Three Months Ended       Nine Months Ended
                          Sept 30,    Sept 30,     Sept 30,    Sept 30,
                            1996        1995         1996        1995
                             (000's omitted)          (000's omitted)

Net Sales             $   712,597 $   604,570 $  2,020,220 $ 1,808,039
Cost of Sales             656,176     558,027    1,867,429   1,666,036
 Gross Profit              56,421      46,543      152,791     142,003

Operating Expenses:
 Warehouse and
    Distribution            9,545       6,995       27,049      22,972
 Selling, General and
    Administrative         16,670      15,621       49,148      46,902
 Retail Success and
    Development             5,966       4,777       17,893      14,902

 Total Operating
    Expenses               32,181      27,393       94,090      84,776

 Operating Income          24,240      19,150       58,701      57,227

 Interest Expense          (3,235)     (2,981)      (8,100)    (10,180)
 Other Income, Net          1,226       1,193        3,532       3,290
 Income Taxes                (392)       (600)      (1,186)     (1,103)
Net Earnings          $    21,839 $    16,762 $     52,947 $    49,234

Distribution of
 Net Earnings:

 Patronage Dividends  $    21,666 $    17,220 $     53,996 $    50,002
 Retained Earnings            173        (458)      (1,049)       (768)
Net Earnings          $    21,839 $    16,762 $     52,947 $    49,234


                See accompanying notes to financial statements.

                           ACE HARDWARE CORPORATION
                           STATEMENTS OF CASH FLOWS

                                                     NINE MONTHS ENDED
                                                        SEPTEMBER 30
                                                        (000's omitted)

                                                      1996          1995

Operating Activities:
    Net Earnings                                 $     52,947  $     49,234

  Adjustments to reconcile net earnings
  to net cash provided by operating
  activities:
    Depreciation                                       13,060        12,612
    Gain on sale of property and equipment                (22)          (10)
    Increase in accounts receivable, net              (31,836)       (4,294)
    Increase in merchandise inventory                 (78,902)       (6,424)
    Increase in prepaids and
      other current assets                             (3,920)         (935)
    Increase in accounts payable and
      accrued expenses                                 57,423        16,635
    Increase in other long-term liabilities             1,928           689
  Net Cash Provided By Operating Activities            10,678        67,507

Investing Activities:
    Purchases of property and equipment               (26,178)      (23,603)
    Proceeds from sale of
      property and equipment                               53            22
    Decrease (Increase) in other assets                    45        (4,189)
  Net Cash Used In Investing Activities               (26,080)      (27,770)

Financing Activities:
    Proceeds (Payments) from
      short-term borrowings                            40,500          (500)
    Proceeds (Payments) on long-term debt              14,987        (4,805)
    Payments on refund certificates and
      patronage financing programs                    (19,257)       (7,477)
    Proceeds from sale of common stock                  1,176         1,204
    Repurchase of common stock                         (7,715)       (7,257)
    Payments of cash portion of
      patronage dividend                              (23,522)      (27,302)
  Net Cash Provided by (Used in)
    Financing Activities                                6,169       (46,137)

  Decrease in Cash and Cash Equivalents                (9,233)       (6,400)

  Cash and Cash Equivalents at
    Beginning of Period                                12,853         6,501

  Cash and Cash Equivalents at End of Period     $      3,620  $        101


                See accompanying notes to financial statements.

                           ACE HARDWARE CORPORATION

                         NOTES TO FINANCIAL STATEMENTS


     1)   General

          The accompanying financial statements have not been examined by independent public accountants except for the December 31, 1995 balance sheet but in the opinion of the Company reflect all adjustments necessary to present fairly the financial position as of September 30, 1996 and 1995 and the results of operations and cash flows for the nine months then ended. These interim figures are not necessarily indicative of the results to be expected for the full year.

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


     4)     Notes Payable

          In August 1996, the Company entered into a $20,000,000 loan agreement due June 15, 2011. The note bears interest at 7.49% per annum, payable quarterly. Quarterly principle payments commence on September 15, 2004 and continue through 2011.

                           ACE HARDWARE CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Three Months Ended September 30, 1996 compared to Three Months Ended September 30, 1995.

Results of Operations

Net sales increased 17.9% in 1996 primarily due to increased existing dealer volume, increased advertising promotions, targeted efforts on new store development and conversions to the Ace program and the June 1996 start-up of Canadian operations.

Gross profit increased 21.2% vs. 1995, and increased as a percent of sales due to increased cash and vendor discounts, improved manufacturing gross profits and gross profit from the Canadian operation. Increased levels of warehouse costs absorbed into inventory and reduced levels of dealer price increases partially offset the current quarter increases.

Warehouse and distribution expenses increased $2.5 million and as a percent of sales vs. 1995. 1996 start-up costs for the opening of one domestic and two Canadian facilities and wages to support the sales increase are partially offset by increased levels of warehouse costs absorbed into inventory. Lower freight consolidation income also contributed to the 1996 expense increase.

Selling, general and administrative expenses increased $1.0 million or 6.7% compared to 1995, but decreased as a percent of sales. Personnel costs for the start up facilities and increased data processing expenses are offset by reduced corporate administrative expenses due to re-engineering efforts.

Retail success and development expenses increased $1.2 million or 24.9%, and increased slightly as a percent of sales. The increase is primarily due to increased advertising and new business development costs.

Interest expenses increased $254,000 or 8.5% vs. 1995 due to inventory level increases and additional dealer dating programs. Additional long-term debt was issued in the third quarter to fund long-term capital investments.

                           ACE HARDWARE CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Nine Months Ended September 30, 1996 compared to Nine Months Ended September 30, 1995.

Results of Operations

Net sales increased 11.7% in 1996 primarily due to increased volume from existing dealers, increased advertising promotions, targeted efforts on new store development and conversions to the Ace program and the Canadian operation start-up.

Gross profit increased 7.6% vs. 1995, but decreased as a percent of sales due to reduced levels of dealer price increases, a shift in sales mix resulting in lower handling charges as a percent of sales, and increased warehouse costs absorbed into inventory. This decrease is partially offset by a lower LIFO provision, improved manufacturing gross profit and Canadian operation results.

Warehouse and distribution expenses increased 17.8% and as a percent of sales vs. 1995. 1996 start-up costs for the opening of one domestic and two Canadian facilities, combined with increased wages to support the sales increase and lower freight consolidation income resulted in the expense increase. Increased warehouse costs absorbed into inventory partially offset the year-to-date expense increase.

Selling, general and administrative expenses increased by 4.8% vs. 1995, but decreased as a percent of sales. The increase is primarily related to increased personnel and relocation costs for the start-up facilities and increased data processing expenses. This is offset by reduced corporate administrative expenses due to re-engineering efforts.

Retail success and development expenses increased $3.0 million or 20.1% vs. 1995 and as a percent of sales due to increased new business development costs and decreased computer systems income.

Interest expenses decreased 20.4% or $2.1 million vs. 1995 due primarily to inventory turnover improvements in the first half of 1996.

Other income increased $242,000 vs. 1995 due primarily to the growth in dealer financing programs.

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


                                      -6-
                          PART II. OTHER INFORMATION

                           ACE HARDWARE CORPORATION



Item 6.   Exhibits and Reports on Form 8-K


     (b) There were no reports on Form 8-K filed for the three month period ended September 30, 1996.













                                      -7-



                                   SIGNATURE









Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









    ACE HARDWARE CORPORATION




       RITA D. KAHLE              DATE   November 14, 1996
       Rita D. Kahle
  Vice President, Finance

(Principal Financial and Accounting Officer, and duly authorized Officer of the registrant)