Form 10-K405
period 1996-12-31
ACE HARDWARE CORP
filed 1997-03-12
CIK 2024

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 Form 10-K


             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996      Commission File No. 2-55860

                         Ace Hardware Corporation
          (Exact Name of Registrant as Specified in its Charter)


           DELAWARE                                  36-0700810
   (State or Other Jurisdiction of                (I.R.S. Employer
   Incorporation or Organization)                Identification No.)

          2200 Kensington Court, Oak Brook, IL           60521
        (Address of Principal Executive Offices)       (Zip Code)

Registrant's telephone number, including Area Code:         (630) 990-6600

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: NONE

  State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The Registrant's shares are issued only to, and may be held only by, its dealer-stockholders, and the shares held by a dealer-stockholder are subject to repurchase by the Registrant upon termination of the membership agreement of a dealer-stockholder. Thus, there is no market for the Registrant's shares. The repurchase price for each share of Class A stock, the only voting stock issued by the Registrant, is equal to the par value of $1,000 per share. As of February 14, 1997, the aggregate value of the Class A stock held by non-affiliates (dealer-stockholders) calculated on the basis of such repurchase price was $3,929,000.

 Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes XX    No__

  Indicate the number of shares outstanding of each of the RegistrantOs classes of common stock, as of the latest practicable date (applicable only to corporation Registrants). Outstanding shares as of February 14, 1997:

     Class A (voting) Stock,       $1,000 par value        3,929 shares
     Class B (nonvoting) Stock,    $1,000 par value        2,852 shares
     Class C (nonvoting) Stock,    $  100 par value    1,955,841 shares



                                PART I


Item 1. Business

  Ace Hardware Corporation was formally organized as a Delaware corporation in 1964. In 1973, by means of a corporate merger, it succeeded to the business of Ace Hardware Corporation, an Illinois corporation organized in 1928. Until 1973, the business now being engaged in by the Company had been conducted by the Illinois corporation. The Company's principal executive offices are located at 2200 Kensington Court, Oak Brook, Illinois 60521. Its telephone number is (630) 990-6600.
  The Company functions as a wholesaler of hardware and related products, and manufactures paint products. Sales of the products distributed by it are presently made primarily to individuals, partnerships or corporations who are engaged in business as retail dealers of hardware or related items and who have entered into Membership Agreements with the Company entitling them to purchase merchandise and services from the Company and to use the Company's marks as provided therein.
  The Company operates on a cooperative basis and distributes patronage dividends to its eligible member dealers each year in proportion to the amount of their annual purchases of merchandise from it. (See the subheading "Distribution of Patronage Dividends.")
  At December 31, 1996 there were 5,067 retail business outlets with respect to which such Membership Agreements had been entered into. Those States having the largest concentration of member outlets are California (approximately 10%), Illinois and Texas (approximately 6% each), Florida (approximately 5%) and Michigan and Georgia (approximately 4% each). States into which were shipped the largest percentages of the merchandise sold by the Company in 1996 are California (approximately 11%), Illinois (approximately 7%), Florida and Texas (approximately 6% each), Michigan (approximately 5%) and Georgia (approximately 4%). Approximately 4% of the Company's sales are made to outlets located outside of the United States or its territories.
  Information as to the number of the Company's member outlets during each of the past three calendar years is set forth in the following table:

                                           1996      1995      1994
                                           ----      ----      ----
  Member outlets at beginning of period   5,007     4,940     4,921
  New member outlets                        272       285       198
  Member outlets terminated                 212       218       179
                                          -----     -----     -----
  Member outlets at end of period         5,067     5,007     4,940
                                          =====     =====     =====
  Dealers  having one or more  member
  outlets at end of period                4,084     4,055     4,054

  The Company services its dealers by purchasing merchandise in quantity lots, primarily from manufacturers, by warehousing substantial quantities of said merchandise and by selling the same in smaller lots to the dealers. Most of the products that the Company distributes to its dealers from its regional warehouses are sold at a dealer price established by the Company ("dealer cost"), to which a 10% adder ("handling charge") is generally added. In 1996 warehouse sales accounted for 61% of total sales and bulletin sales accounted for 2% of total sales with the balance of 37% representing direct shipment sales, including lumber and building materials.
  The proportions in which the Company's total warehouse sales were divided among the various classes of merchandise sold by it during each of the past three calendar years are as follows:

      Class of Merchandise                     1996    1995   1994
      --------------------                     ----    ----   ----
      Paint, cleaning and related
         supplies                               20%     19%     19%
      Plumbing and heating supplies             16%     16%    16%
      Hand and power tools                      14%     14%    14%
      Garden, rural equipment and
         related supplies                       13%     13%    11%
      General hardware                          12%     13%    13%
      Electrical supplies                       12%     13%    12%
      Sundry                                     7%      7%     9%
      Housewares and appliances                  6%      5%     6%

  The Company sponsors two major conventions annually (one in the Spring and one in the Autumn) at various locations. Dealers and vendors are invited to attend, and dealers generally place orders for delivery during the period prior to the next convention. During the convention, regular merchandise, new merchandise and seasonal merchandise for the coming season are displayed to attending dealers. Lawn and garden supplies, building materials and exterior paints are seasonal merchandise in many parts of the country, as are certain sundries such as holiday decorations.
  Warehouse sales involve the purchase of merchandise from the Company that is maintained in inventory by the Company at its warehouses. Direct shipment sales involve the purchase of merchandise from the Company with shipment directly from the vendors. Bulletin sales involve the purchase of merchandise from the Company pursuant to special bulletin offers by the Company.
  Direct shipment sales are orders placed by dealers directly with vendors, using special purchase orders. Such vendors bill the Company for such orders, which are shipped directly to dealers. The Company, in turn, bills the ordering dealers with an adder ("handling charge") that varies in accordance with the following schedule and is exclusive of sales under the LTL Plus program discussed below.


         Invoice Amount           Adder (Handling Charge)
         --------------           -----------------------
     $       0 to $  999.99        2.00% or $1.00 whichever is greater
     $1,000.00 to $1,999.99        1.75%
     $2,000.00 to $2,999.99        1.50%
     $3,000.00 to $3,999.99        1.25%
     $4,000.00 to $4,999.99        1.00%
     $5,000.00 to $5,999.99         .75%
     $6,000.00 to $6,999.99         .50%
     $7,000.00 to $7,999.99         .25%
     $8,000.00 and over             .00%

  Bulletin sales are made based upon notification from dealers of their participation in special bulletins offered by the Company. Generally, the Company will give notice to all members of its intention to purchase certain products for bulletin shipment and then purchases only so many of such products as the members order. When the bulletin shipment arrives at the Company, it is not warehoused, but is broken up into appropriate quantities and delivered to members who placed orders. A 6% adder ("handling charge") is generally applied to this category of sales.
  An additional adder of 3% applies to various categories of sales of merchandise exported to certain dealers located outside of the United States and its territories and possessions. Ace dealers located outside of the United States and its territories and possessions not subject to the additional 3% adder are assessed a flat 2% adder on all direct shipment sales.
  The Company maintains inventories to meet only normal resupply orders. Resupply orders are orders from members for merchandise to keep inventories at normal levels. Generally, such orders are filled within one week of receipt. Bulletin orders (which are in the nature of resupply orders) may be for future delivery. The Company does not backlog normal resupply orders and, accordingly, no significant backlog exists at any point in time.
  The Company also has established special sales programs for lumber and building materials products and for products assigned from time to time to an "extreme competitive price sales" classification and for products purchased from specified vendors for delivery to certain of the Company's dealers on a direct shipment basis (LTL Plus Program). Under its lumber and building materials ("LBM") program, the Company imposes no adder ("handling charge"), or national advertising assessment on direct shipment orders for such products. The LBM program enables the Company's dealers to realize important savings resulting from the Company's closely monitored lumber and building materials purchasing procedures. Additionally, the LBM program offers dealers the opportunity to order less-than-truckload quantities of many lumber and building materials products at economical prices under the LTL warehouse redistribution procedure which the Company has established with certain major vendors.
  The Store Traffic Opportunity Program ("STOP") established by the Company is a program under which certain stockkeeping units of specific products assigned to a "competitive price sales" classification are offered for sale to its dealers for delivery from designated Company retail support centers. Sales under this program are made without the addition of freight charges and with such adder ("handling charge"), if any, of not more than 5% as shall be specified for each item. The Company's officers have authority to add items to, and to withdraw items from, the STOP program from time to time and to establish reasonable minimum or multiple item purchase requirements for the items offered under the program. No allocations or distributions of patronage dividends are made with respect to sales under the STOP program. Purchases under the STOP program are, however, deemed to be warehouse purchases or bulletin purchases, as the case may be, for purposes of calculating the forms of patronage dividend distributions. (See the subheading under this Item 1 entitled "Forms of Patronage Dividend Distributions.")
  The LTL Plus Program established by the Company is a program under which full or partial truckloads of products are purchased by the Company's dealers from specified vendors for delivery to such dealers on a direct shipment basis. No adder ("handling charge") or national advertising assessment is imposed by the Company on sales under the LTL Plus Program, and the maximum amount of patronage dividends allocated or distributed to the Company's dealers with respect to their purchases of products in the LTL Plus category is .5% of such sales. (See the subheading under this Item 1 entitled "Patronage Dividend Determinations and Allocations.")
  The Company, in addition to conducting semi-annual and other conventions and product exhibits for its dealers, also provides them with numerous special services (on a voluntary basis and at an established cost), such as inventory control systems, as well as price and bin ticketing. In order for them to have on hand current pricing and other information concerning the merchandise obtainable from the Company, the Company further provides to each of its dealers either a catalogue checklist service or a microfiche film service (whichever the dealer selects), for either of which services the dealer must pay a monthly charge. The Company also provides on a full-participation basis videotapes and related materials for educational and training programs for which dealers must pay an established monthly charge. (See the subheading under this Item 1 entitled "Special Charges and Assessments.")
  The Company has an ongoing strategic planning process and has focused its strategic plans around four cornerstones for future growth and success in this competitive industry. The four cornerstones are: Retail Success (store operations), Wholesale Success (distribution), International growth and new member growth. Dealer retail success is a primary objective since it drives both retail performance and wholesale growth of the Company. The Company has accelerated its efforts in assisting member dealers in "retail success initiatives" designed to document and improve their retail performance and competitiveness. The retail success initiatives include retail goals which each dealer should strive for within their store and local competitive environment, but do not dictate material restrictions or requirements on member dealers. Minimum requirements for acceptance of a member dealer by the Company are outlined only in the Membership Agreement and in the Member Operational Requirements under the Ace Hardware Membership Agreement. The Operational Requirements do require that, within one year from the Company's acceptance of the Agreement, the member dealer make Ace their primary source of supply and terminate participation in the program of any other major hardware wholesaler. There are currently no generally applicable requirements as to percentage of purchases required through Ace or minimum retail performance which must be achieved (i.e. sales dollars per square foot). This strategic plan, referred to as "The New Age of Ace" is an extension of previous strategic efforts under Ace 2000 and is not in conflict with these efforts. As of the date hereof, the Company operates two company-owned stores through its wholly-owned subsidiary, AHC Store Development, Inc.
  Through its wholly-owned subsidiary, Ace Insurance Agency, Inc., the Company makes available to its dealers a Group Dealer Insurance Program under which they can purchase a package of insurance coverages, including "all risk" property insurance and business interruption, crime, liability and workers' compensation coverages, as well as medical insurance coverage for their employees. AHC Realty Corporation, another wholly-owned subsidiary of the Company, provides the services of a broker to those dealers who desire to sell or seek a new location for a presently owned store or to acquire an additional store. Loss Prevention Services, Inc., another wholly-owned subsidiary provides security training and services for all dealers desiring security assistance. In addition, the Company offers to its dealers retail computer systems consisting of computer equipment, maintenance service and certain software programs and services. These are marketed by the Company under its registered service mark "PACE".
  During 1996 the Company commenced operations through Ace Hardware Canada, Limited, a wholly-owned subsidiary, as a wholesaler of hardware and related merchandise through two distribution facilities located in Calgary, Alberta and Brantford, Ontario. Ace Hardware Canada, Limited generated less than two percent of the Company's consolidated revenue during 1996.
  The Company manufactures paint and related products at facilities owned by it in Matteson and Chicago Heights, Illinois. These facilities now constitute the primary source of such products offered for sale by the Company to its dealers. The Company's paint manufacturing business is operated as a separate Division of the Company for accounting purposes. All raw materials used by the Company to manufacture paint are purchased from outside sources. The Company has had adequate sources of raw materials, and no shortages of any materials which would materially impact operations are currently anticipated. The manufacturing of paint is seasonal to the extent that greater paint sales are found in the months of April through September. Historically, compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment have not had any material impact.
  The Company's business, either in hardware wholesaling or paint manufacturing activities is not dependent on any major suppliers and the Company feels that any seasonal fluctuations do not have a significant impact upon operations. For further discussion of the Company's business, see "Management's Discussion and Analysis of Financial Condition and Results of Operations", in Item 7 hereof.
  The Company makes available some services to members which are related to the operation of their retail businesses. These services (such as advertising, store supplies and training programs) are provided in order to assist members and/or to utilize the centralized buying power of the Company. Members are rebilled in order to pay the Company the established charge for such services.

Special Charges and Assessments

  The Company sponsors a national advertising program for which its dealers are assessed an amount equal to 1.25% (1.3% effective January 1, 1997) of their purchases (exclusive of purchases of lumber, LTL, LTL Plus, building materials products and PACE hardware and software computer systems), with the minimum annual assessment for each dealer location being established at $1,560.00 for the year ending December 31, 1996 and $1,622.40 effective January 1, 1997 (or such greater amount as would be required to maintain the foregoing minimum applicable assessments at 1.25% and 1.3%, respectively) subject to: 1) a maximum annual assessment for each dealer location for which a membership agreement has been entered into with the Company of $5,000.00 for 1996 ($5,500.00 for 1997); 2) a maximum total annual assessment for any one dealer determined by multiplying the number of such dealer's retail outlets supplied by the Company which serve the general public by $5,000.00 for 1996 and $5,500.00 for 1997 with certain exemptions from or adjustments to the national advertising assessment for dealer outlets located outside of the contiguous 48 states of the United States and the District of Columbia, based on the evaluation by the Company's management of the amount and nature of the television broadcasts received in the dealer's area. The percentage of bi-weekly purchases to be assessed for the Company's national advertising program and the amount of the maximum annual assessment for such program are both subject to being changed from time to time by action of the Board of Directors of the Company. The Company also has the authority, effective January 1, 1993 to impose a regional advertising assessment (for select geographic regions) not to exceed 2% of annual purchases with the same minimum and maximum assessments imposed by the National Advertising assessment.
  A special low volume account service charge of $50.00 per bi-weekly billing statement period is imposed on all stores whose annual purchases (exclusive of lumber and LTL purchases) are less than $50,000 and $30.00 per bi-weekly billing for annual purchases between $50,000 and $124,800. Any such charges imposed on a store during a specified year will be automatically refunded to the store if its total purchases (exclusive of lumber and LTL purchases) exceed $124,800.00 during the year. All stores are exempt from such special charge during the first 12 months from the date that they are affiliated as Ace dealers. Exceptions to the low volume account service charge are as follows:

        1. when a dealer has purchased $124,800.00 of merchandise (exclusive of carload lumber purchases) during the applicable year, the dealer will be given credit on the next bi-weekly billing statement for any low volume charges which have been added to the account during such year and the low volume charge shall no longer be added on any of such dealer's bi-weekly billing statements during the remainder of such period even if the current purchases shown on the billing statement are less than $5,000.00; and

        2. the low volume account service charge will not be billed on a bi-weekly basis to those accounts whose previous year's sales volume exceeded the low volume purchases minimum ($124,800.00) for the previous year, but the full annual low volume account service charge will be billed on the last billing statement of the year to those accounts if the minimum purchases to avoid imposition of the charge have not been met for the current year.

  An Ace store that falls below minimum purchase levels may also be subject to termination.
  A late payment service charge is added on any past due balance owing by a dealer to the Company for purchases of merchandise and services or for the purchase price of the capital stock of the Company subscribed for by the dealer. The late payment service charge currently in effect is an amount equal to .77% per bi-weekly statement period, except in Texas where the charge is .384% and Georgia where the charge is .692%. A past due balance is created whenever payment of the amounts shown as due on any such statement is not received by the Company within 10 days following the date of the statement. The percentage for determining the amount of the late payment service charge may be changed from time to time by the Company.
  Subscriptions to a retail training program consisting of video tapes and related course materials (the "S.T.A.R. Program") are mandatory for all stores located in the United States and U.S. Territories. The initial monthly assessment imposed on such stores for such subscriptions is $16 for each single store or parent store and $11 for each branch store. A single store or parent store is an initial retail outlet for which a dealer owns, or has subscribed for, one (1) share of Class A stock and forty (40) shares of Class C stock of the Company. A branch store is an additional retail outlet for which a dealer owns, or has subscribed for, fifty (50) shares of Class C stock of the Company. (See Article XXV, Section 2 of the By-Laws, set forth in Appendix A). Branch stores may, upon request, be granted an exemption from the monthly subscription fee.
  Subscriptions to a Material Safety Data Sheet information service are also mandatory for all stores located in the United States. The initial annual assessment imposed on such stores for such subscriptions is $20 for each single store or parent store and $10 for each branch store.

Trademark and Service Mark Registrations

  The names "ACE HARDWARE" and "ACE" are used extensively by the
Company and by its member-dealers in connection with the promotion, advertising and marketing of products and services sold by the
Company. The Company holds the following Trademark and Service Mark Registrations issued by the U.S. Patent and Trademark Office for the marks used by it:
                                                Registration
    Description of Mark           Type of Mark      Number    Expiration Date
    -------------------           ------------  ------------  ---------------
  "ACE HARDWARE" with winged
    emblem design                 Service Mark      840,176  December 5, 2007
  "ACE HARDWARE" with winged
    emblem design                 Trademark         898,070  September 8, 2000
  "THE HELPFUL HARDWARE MAN"      Service Mark    1,055,741  January 4, 1997*
  "ACE IS THE PLACE WITH THE
    HELPFUL HARDWARE MAN"         Service Mark    1,055,743  January 4, 1997*
  "THE PAINTIN' PLACE"            Service Mark    1,138,654  August 12, 2000
  "HARDWARE UNIVERSITY"
    with Design                   Service Mark    1,180,539  December 1, 2001
  "SUPER STRIKER"                 Trademark       1,182,330  December 15, 2001
  "PACE" with design              Service Mark    1,208,887  September 14, 2002
  "ACE HARDWARE" with winged
    emblem design                 Trademark       1,277,581  May 15, 2004
  "ACE HARDWARE" in stylized
    lettering design              Trademark       1,426,137  January 27, 2007
  "ACE" in stylized lettering
    design                        Service Mark    1,464,025  November 3, 2007
  "ACE HARDWARE" in stylized
    lettering design              Service Mark    1,486,528  April 26, 2008
  "ACE HARDWARE AND GARDEN
    CENTER" in stylized lettering
    design                        Service Mark    1,487,216  May 3, 2008
  "ACE NEW EXPERIENCE"
     in stylized lettering design Trademark       1,554,322  September 5, 2009
  "ACE SEVEN STAR" in stylized
    lettering design              Trademark       1,556,389  September 19, 2009
  "ACE BEST BUYS" in circle
    design                        Service Mark    1,560,250  October 10, 2009
  "ACENET"                        Service Mark    1,574,019  December 26, 1999
  "ACE IS THE PLACE"              Service Mark    1,602,715  June 19, 2000
  "LUB-E"                         Trademark       1,615,386  October 2, 2000
  "ACE PRO"                       Trademark       1,632,078  January 22, 2001
  "ASK ACE"                       Service Mark    1,653,263  August 6, 2001
  Christmas Elves Design          Trademark       1,669,306  December 24, 2001
  "ACE 2000"                      Service Mark    1,682,467  April 7, 2002
  "ACE" in stylized lettering
    design                        Trademark       1,683,538  April 21, 2002
  "HARMONY" in stylized
    lettering design              Trademark       1,700,526  July 14, 2002
  "SEVEN STAR SATISFACTION
    GUARANTEED QUALITY ACE
    PAINTS" with design           Service Mark    1,705,321  August 4, 2002
  "THE OAKBROOK COLLECTION"
    in stylized lettering design  Trademark       1,707,986  August 18, 2002
  "ACE HARDWARE BROWN BAG
    BONANZA" with design          Service Mark    1,761,277  April 13, 2003
  "ACE HARDWARE
    COMMITTED TO A QUALITY
    ENVIRONMENT" design           Service Mark    1,764,803  April 13, 2003
  "THE OAKBROOK COLLECTION"
    in stylized lettering design  Trademark       1,783,335  July 20, 2003
  "STORE 2000 THE STORE OF
    THE FUTURE"                   Service Mark    1,811,032  December 14,
    2003
  "ENVIRO-CHOICE"                 Trademark       1,811,392  December 14, 2003
  "CELEBRATIONS"                  Service Mark    1,918,785  September 12,
    2005
  Repetitive Stylized "A" design  Service Mark    1,926,798  October 10, 2005
  "THE NEW AGE OF ACE" design     Service Mark    1,937,008  November 21, 2005
  "ACE RENTAL PLACE" in
    stylized lettering design     Service Mark    1,943,140  December 19, 2005
  "HELPFULHARDWAREFOLKS"          Service Mark    1,970,828  April 30, 2006
  "ACEHOMECENTER"                 Service Mark    1,982,130  June 25, 2006
  "SEALTECH"                      Trademark       2,007,132  October 8, 2006
  "GREATFINISHES"                 Trademark       2,019,696  November 26, 2006

  *The Company has amendments pending before the U.S. Patent and Trademark office to change the word "MAN" to "FOLKS".

  Currently, the Company has applications pending before the U.S.
Patent and Trademark Office for Registration of "WOOD ROYAL" for paint, exterior stains and wood cleaners, "ROYAL SHIELD" for paints, primers, stains, lacquers and varnishes, "ROYAL TOUCH" for paints, primers, stains, lacquers and varnishes, "ACE ROYAL" for exterior and interior paint, "QUALITY SHIELD" for exterior and interior paints, primers, stains, lacquers and varnishes, "QUALITY TOUCH" for exterior and interior paints, primers, stains, lacquers and varnishes, "STAIN
HALT" for paint primers and sealers, and "ACE DRY GUARD" for waterproofing paint. In addition, the Company also has service mark applications pending for "ACE COMMERCIAL & INDUSTRIAL SUPPLY" for retail store services in the field of hardware and related goods, "NHS NATIONAL HARDLINES SUPPLY" for hardware wholesaling and "HELPFUL HARDWARE CLUB" for club services, namely providing benefits to preferred customers.

Competition

  The competitive conditions in the wholesale hardware industry can be characterized as intensive and increasing due to the fact that independent retailers are required to remain competitive with discount stores and chain stores, such as Wal-Mart, Home Depot, Menard's, Sears, and Lowe's, and with other mass merchandisers. The gradual shift of retail operations to high rent shopping center locations and the trend toward longer store hours have also intensified pressures to obtain low cost wholesale supply sources. The Company directly competes in several U.S. markets with Cotter & Company and Servistar Corporation (which announced the signing of a merger agreement in December, 1996), as well as with Hardware Wholesalers, Inc., Our Own Hardware Company, and United Hardware Distributing Co., all of which companies are also dealer-owned wholesalers.

Employees

  The Company employs 4,352 full-time employees, of which 1,282 are salaried employees. Collective bargaining agreements covering one truck drivers' bargaining unit and four warehouse bargaining units are currently in effect at certain of the Company's distribution warehouses. The Company's employee relations with both union and non-union employees are considered to be good, and the Company has experienced no significant employee-related work stoppage in the past five years. All employees are covered either by negotiated or non-negotiated employee benefit plans which include hospitalization, death benefits and, with few exceptions, retirement benefits.

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

                                 1996    1995      1994
                                 ----    ----      ----
      Warehouse Sales          4.53912% 4.42965%  4.64117%
      Bulletin Sales           2.0%     2.0%      2.0%
      Direct Shipment Sales    1.0%     1.0%      1.0%
      Paint Sales              7.9773%  6.8725%   8.2205%

  In addition to the dividends described above, patronage dividends are calculated separately and distributed on sales of lumber products, building material and millwork products and less-than-truckload (LTL) sales of lumber and building material products. Patronage dividends equal to .4328%, .3560%, and .4073% of the total sales of these products (calculated separately by each of these three sales categories) were distributed to the Company's dealers who purchased those products in 1996, 1995 and 1994, respectively. Under the LTL Plus Program, patronage dividends are also calculated separately on sales of full or partial truckloads of products purchased by eligible dealers from specified vendors (see discussion of LTL Plus Program set forth above in this Item 1). The maximum amount of patronage dividends allocable to LTL Plus sales is .5% of such sales. The LTL Plus Program dividend was .5% of such sales for 1996, 1995 and 1994.

Patronage Dividend Determinations and Allocations

  The amounts distributed by the Company as patronage dividends consist of its gross profits on business done with dealers who qualify for patronage dividend distributions after deducting from said gross profits a proportionate share of the Company's expenses for administration and operations. Such gross profits consist of the difference between the price at which merchandise is sold to such dealers and the cost of such merchandise to the Company. All income and expenses associated with activities not directly related to patronage transactions are excluded from the computation of patronage dividends. Generally these include profits on business done with dealers who do not qualify for patronage dividend distributions and any income (loss) realized by the Company from the disposition of property and equipment (except that, to the extent that depreciation on such assets has been deducted as an expense during the time that the Company has been operating on a cooperative basis and is recaptured in connection with such a disposition, the income derived from such recapture would be included in computing patronage dividends).
  The By-laws of the Company provide that, by virtue of a dealer being a "member" of the Company (that is, by virtue of his ownership of 1 share of Class A Voting Stock), he will be deemed to have consented to include in his gross income for federal income tax purposes for the dealer's taxable year in which they are received by him all patronage dividends distributed to him by the Company in connection with his purchases of merchandise from the Company. A dealer who has not yet paid an amount which at least equals the $1,000 purchase price of the 1 share of Class A Voting Stock subscribed for by him will also be required to include all patronage dividends distributed to him by the Company in his gross income for federal income tax purposes in the year in which they are received by him. This is required by virtue of a provision in the Subscription Agreement executed by him under which he expressly consents to take all such patronage dividends into his gross income for such purposes. The amount of the patronage dividends which must be included in a dealer's gross income includes both the portion of such patronage dividends received by him in cash or applied against indebtedness owing by him to the Company in accordance with Section 7 of Article XXIV of the Company's By-laws and the portion or portions thereof which he receives in shares of Class C Non-voting Stock of the Company or in patronage refund certificates.
  Patronage dividends on each of the Company's three basic categories of sales (warehouse sales, bulletin sales and direct shipment sales) are allocated separately, as are patronage dividends under the LTL Plus Program. However, the maximum amount of patronage dividends allocable to LTL Plus Program sales is an amount no greater than .5% of such sales, the maximum amount of patronage dividends allocable to direct shipment sales exclusive of LTL Plus Program sales is an amount equal to 1% of such sales and the maximum amount of patronage dividends allocable to bulletin sales is an amount equal to 2% of that category of sales. All remaining patronage dividends resulting from sales made under these programs are allocated by the Company to warehouse sales. The Company feels that this allocation procedure provides a practical and understandable method for the distribution of these patronage dividends in a fair and equitable manner.
  Sales of lumber and building materials products are not included as part of warehouse sales, bulletin sales or direct shipment sales for patronage dividend purposes. Patronage dividends are calculated separately and distributed to the Company's dealers with respect to their purchases within each of four sales categories involving these types of products. These four categories are (a) lumber products (other than less-than-truckload sales); (b) building materials products (other than less-than-truckload sales); (c) millwork products and (d) less-than-truckload ("LTL") sales of lumber and building material products. Patronage dividends are also calculated separately and distributed to the Company's dealers for full and partial truckloads of products purchased under the LTL Plus Program. (See the discussion of the LTL Plus Program set forth above in this Item 1 and under the subheading "Forms of Patronage Dividend Distributions," subparagraphs 2(a)-(b) below).
  Any manufacturing profit realized on intracompany sales of the products manufactured by the Company's Paint Division is allocated among and distributed as patronage dividends to those member dealers who are eligible to receive patronage dividends from the Company in proportion to their respective annual dollar purchases of paint and related products manufactured by said Division. The earnings realized by the Company on wholesale sales of such products made by it to its member dealers are distributed as patronage dividends to all of its dealers who are eligible to receive patronage dividends from it as part of the patronage dividends which they receive each year with respect to the basic patronage dividend categories established for warehouse sales, bulletin sales, and direct shipment sales. Under
Section 8 of Article XXIV of the Company's By-laws, if the Paint Division's manufacturing operations for any year result in a net loss, rather than a profit, to the Paint Division, such loss would be netted against the earnings realized by the Company from its other activities during the year, with the result that the earnings available from such other activities for distribution as patronage dividends for such year would be correspondingly reduced.

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

  With certain modifications, the above Plan is applied separately in determining the form in which patronage dividends accrued with respect to sales of lumber and building materials products are distributed. In this connection the combined patronage dividends allocated annually to a store from (a) sales of lumber products (other than LTL sales), (b) sales of building materials (other than LTL sales), (c) sales of millwork products, and (d) LTL sales to the store are used in determining the minimum cash distribution percentages to be applied under Paragraph 1 of the above Plan. A store's patronage dividends from any other sales category with respect to which patronage dividends are distributed by the Company are not taken into account in determining either the minimum portion or any additional portion of the store's patronage dividends derived from its purchases of lumber and building materials products which is to be distributed in cash. Also, Paragraphs 2 and 3 of the above Plan is applied separately to patronage dividends on lumber and building materials sales and the requirements of Paragraph 2 of the Plan shall not be deemed to have been complied with in the cases of (a) purchases of lumber products (other than LTL purchases), (b) purchases of building materials products (other than LTL purchases) or (c) purchases of millwork products until the store's holdings of Class C non-voting Stock of the Company resulting from patronage dividends on the Company's sales to it within the particular one of those two sales categories for which a patronage dividend distribution is to be made equal 4% of the volume of the store's purchases within such category during the most recent calendar year. However, no such special Class C Stock requirement applies to patronage dividends accrued on LTL purchases.
  Notwithstanding the provisions of the above-described Plan, however, under Section 7 of Article XXIV of the Company's By-laws the portion of any patronage dividends which would otherwise be distributable in cash with respect to a retail dealer outlet which is a member of the Company will instead be applied against any indebtedness owing by the dealer to the Company to the extent of such indebtedness in any case where the membership for such outlet is cancelled or terminated prior to the distribution of such patronage dividends except that an amount equal to 20% of the dealer's total annual patronage dividends for such outlet will be paid in cash if a timely request for the payment of such amount in cash is submitted to the Company by the dealer.
  Because of the requirement of the U. S. Internal Revenue Code that the Company withhold 30% of the annual patronage dividends distributed to member dealers of the Company whose places of business are located in foreign countries or Puerto Rico (except in the case of unincorporated Puerto Rico dealers owned by individuals who are U.S. citizens and certain dealers incorporated in Guam, American Samoa, the Northern Mariana Islands, or the U.S. Virgin Islands, if less than 25% of its stock is owned by foreign persons, and at least 65% of the Corporation's gross income for the last three years has been effectively connected with the conduct of a trade or business in such possession or in the United States), the cash portion of the annual patronage dividends of such dealers shall in no event be less than 30%.
  It is anticipated that the terms of any patronage refund certificates issued pursuant to Paragraph 3. of the foregoing Plan would include provisions giving the Company a first lien thereon for the amount of any indebtedness owing to it at any time by the owner of any such certificate and provisions subordinating the certificates to all the rights and claims of secured, general and bank creditors against the Company. It is further anticipated that all such patronage refund certificates will have maturity dates which will be no later than five years from the dates of issuance thereof.
  In order to aid the Company's dealers in acquiring and installing standardized exterior signs identifying the retail stores operated by them as member outlets supplied by the Company, the Board of Directors of the Company has authorized a program under which a dealer may borrow from the Company within a range of $100 to $20,000 per location the funds required for such purpose. A dealer who obtains a loan under this program may either repay the loan in twelve substantially equal payments billed on such dealer's regular by-weekly billing statement, or may execute a direction to have the portion of the dealer's annual patronage dividends which would otherwise be distributed under the above plan in a form other than cash from no more than the next three annual distributions of such dividends applied toward payment of the principal and interest on the loan.
  In order to aid the Company's dealers in acquiring and installing PACE and PAINTMAKER computer systems purchased from the Company and to finance capital improvements, the Board of Directors of the Company has also authorized programs under which the Company will finance, for qualified dealers, (but not to exceed 80% of the cost of any system) in the case of a PAINTMAKER computer, within the range of $1,000 to $15,000 per location repayable over a period of three (3) years, in the case of a PACE computer, within the range of $5,000 to $50,000 per location repayable over a period of five (5) years for such purpose and in the case of capital improvements, up to $2.00 per square foot of retail space repayable over a period of three (3) years for such purpose. Dealers who obtain financing from the Company for these purposes direct the Company, during the financing term, to first apply toward the principal and interest due on such loans, the patronage dividends which would otherwise be payable in the form of patronage refund certificates for each year, and then to apply the patronage dividends which would otherwise be payable for the same year in the form of the Company's Class C stock.
  The aforementioned signage, computer financing and store retrofit programs may be revised or discontinued by the Board at any time.

Federal Income Tax Treatment of Patronage Dividends (See Previous
Heading "Opinions of Experts")

  Both the shares of Class C non-voting Stock and the patronage refund certificates used by the Company to pay patronage dividends that accrue to its eligible and qualifying dealers constitute
"qualified written notices of allocation" within the meaning of that term as used in Sections 1381 through 1388 of the U.S. Internal
Revenue Code, which specifically provide for the income tax treatment of cooperatives and their patrons and which have been in effect since 1963. The stated dollar amounts of such qualified written notices of allocation must be taken into the gross income of each of the recipients thereof for the taxable years in which they are received, not withstanding the fact that stated dollar amounts may not be received in such taxable years.
  In order for the Company to receive a deduction from its gross income for federal income tax purposes for the amount of any patronage dividends paid by it to a patron (that is, to one of its eligible and qualifying dealers) in the form of qualified written notices of allocation, it is necessary that the Company pay (or apply against indebtedness owing to the Company by such patron in accordance with
Section 7 of Article XXIV of the Company's By-laws) not less than 20% of the total patronage dividends distributable to such patron in cash and that the patron consent to having the written notices of allocation, at their stated dollar amounts, included in his gross income for the taxable year in which they are received by him. It is also required under the Code that any patronage dividend distributions deducted by the Company on its federal income tax return with respect to business done by it with patrons during the year for which such deduction is taken must be made to the Company's patrons within 8 months after the end of such year.
  Dealers who have become "members" of the Company by owning 1 share of Class A Voting Stock are deemed under the U.S. Internal Revenue
Code to have consented to take any written notices of allocation distributed to them into their gross income by their act of obtaining or retaining membership in the Company and by having received from the Company a written notification of the By-law provision providing that membership in the Company constitutes such consent. In accordance with another provision in the Internal Revenue Code, nonmember dealers who have subscribed for shares of the Company's stock will also be deemed to have consented, by virtue of the consent provisions included in their Subscription Agreements, to take any written notices of allocation distributed to them into their gross income.
  A dealer receiving a patronage refund certificate as part of the dealer's patronage dividends in accordance with the last clause of Paragraph 3 of the patronage dividend distribution plan previously described under the heading "The Company's Business," subheading, "Forms of Patronage Dividend Distributions," may be deemed to have received interest income in the form of an original issue discount to the extent of any excess of the face amount of the certificate over the present value of the stated principal and interest payments to be made by the Company under the terms of the certificate. Such income would be taxable to the dealer ratably over the term of the certificate under Section 7872(b) (2) of the U.S. Internal Revenue Code. The present value for this purpose is to be determined by using a discount rate equal to the applicable Federal rate in effect as of the day of issuance of the certificate, compounded semi-annually.
  The Company will be required to withhold for federal income tax on the total patronage dividend distribution which is made to a payee who has not furnished his taxpayer identification number to the Company or as to whom the Company has notice of the fact that the number furnished to it is incorrect. A cooperative organization may also be required to withhold on the cash portion of each patronage dividend distribution made to a payee who becomes a member of the cooperative if the payee fails to certify to the cooperative that he is not subject to back-up withholding. It is the opinion of the council for the Company that this provision is not applicable to any patronage dividend distribution to a payee unless 50% or more of the total distribution is made in cash. Since all of the Company's patronage dividends for a given year are distributed at the same time and the Company's currently effective patronage dividend plan does not permit any store which is a member of the Company to receive more than 45% of its patronage dividends for the year in the form of cash, it is said counsel's further opinion that such a certification failure would ordinarily have no effect on the Company or any of its dealers.
  Patronage dividends distributed by a cooperative organization to its patrons who are located in foreign countries or certain U.S. possessions have been held to constitute fixed or determinable annual or periodic income on which such patrons are required to pay a tax of 30% of the amount received in accordance with the provisions of Sections 871(a)(1)(A) and 881(a)(1) of the Internal Revenue Code, as do patronage dividends distributed to patrons which are incorporated in Puerto Rico or who reside in Puerto Rico but have not become citizens of the United States. With respect to its dealers who are subject to such 30% tax, the Company is also obligated to withhold from their patronage dividends and pay over to the U.S. Internal
Revenue Service an amount equal to the tax. The foregoing provisions do not apply to a corporation organized in Guam, American Samoa, the Northern Mariana Islands, or the U.S. Virgin Islands if less than 25% of its stock is owned by foreign persons and at least 65% of its gross income for the last three years has been effectively connected with the conduct of a trade or business in such possession or in the United States.
  The 20% minimum portion of the patronage dividends to be paid in cash to a patron with respect to whom the Company is neither required to withhold 30% of his total patronage dividend distribution nor permitted to apply such minimum portion against indebtedness owing to it by him may be insufficient, depending upon the income tax bracket of each individual patron, to provide funds for the full payment of the federal income tax for which such patron will be liable as a result of the receipt of the total patronage dividends distributed to him during the year, including cash, patronage refund certificates and/or Class C non-voting Stock.
  In the opinion of the Company's management, payment in cash of not less than 20% of the total patronage dividends distributable each year to the Company's eligible and qualifying dealers will not have a material adverse effect on the operations of the Company or its ability to obtain adequate working capital for the normal requirements of its business.

Membership Agreement

  In addition to signing a Subscription Agreement for the purchase of shares of the Company's stock, each retail dealer who applies to become an Ace dealer (excluding firms which are discussed below under the subheading "International Retail Merchants") must sign the Company's customary Membership Agreement. A payment of $400 must accompany the signed Membership Agreement to defray the Company's estimated costs of processing the membership application. If the application is accepted, copies of both the Membership Agreement and the Stock Subscription Agreement, signed on behalf of the Company to evidence its acceptance, are forwarded to the dealer. No royalties are payable at any time by a dealer for an outlet which the Company accepts as a member-shareholder. Membership may be terminated upon various notice periods and for various reasons (including voluntary termination by either party) as prescribed in the Membership Agreement, except to the extent that special laws or regulations applicable to specific locations may limit the Company's right to terminate memberships, or may prescribe greater periods of notice under particular circumstances.

International Retail Merchants and Non-Member Accounts

  In 1989, the Company's Board of Directors authorized the Company to affiliate International Retail Merchants, who operate retail businesses outside the United States, its territories and possessions. International Retail Merchants do not sign the Company's Regular Membership Agreement, but may, depending on the circumstances, be granted a license to use certain of the Company's trademarks and service marks. They do not sign stock subscription agreements or become shareholders of the Company, nor do they receive distribution of patronage dividends. As of December 31, 1996, 1995 and 1994, International Retail Merchant volume accounted for approximately 3% of the Company's total sales in each such year. In 1995, the Company's Board of Directors authorized the Company to affiliate non-member retail accounts, which are not entitled to membership in the cooperative, and which therefore will neither own stock in the Company, nor receive patronage dividends. (See Article XXV, Sections 3 and 4 of the By-laws regarding International Retail Merchants and non-member accounts.) In 1996, the Company commenced operations through Ace Canada Limited. Ace Canada merchants are not shareholders of the Company, nor do they receive distribution of patronage dividends.


Item 2. Properties

  The Company's general offices are located at 2200 Kensington Court,
Oak Brook, Illinois 60521. Information with respect to the Company's principal properties follows:
                                Square Feet     Owned          Lease
                                of Facility       or         Expiration
             Location         (Land in Acres)   Leased          Date
             --------         ---------------   ------       ----------
  General Offices:
    Oak Brook, Illinois            206,030      Leased     September 30, 2009
    Oak Brook, Illinois             70,508      Owned
    Markham, Ontario, Canada (1)    15,372      Leased     February  28, 2006

  Distribution Warehouses:
    Lincoln, Nebraska              346,000      Leased     December 31, 2006
    Arlington, Texas               313,000      Leased     July 31, 2002
    Perrysburg, Ohio               396,000      Leased     November 1, 2004
    Tampa, Florida                 391,760      Owned
    Harmans, Maryland              277,000      Owned
    Yakima, Washington             502,400      Owned
    Maumelle, Arkansas             585,500      Owned
    LaCrosse, Wisconsin            363,000      Owned
    Bloomfield, Connecticut        449,820      Owned
    Huntersville, North Carolina   354,000      Owned
    Rocklin, California            470,000      Owned
    Gainesville, Georgia           478,000      Owned
    Prescott Valley, Arizona       633,000      Owned
    Princeton, Illinois          1,080,000      Owned
    Carol Stream, Illinois (2)     250,000      Leased     September 30, 1999
    Chicago, Illinois (3)           18,168      Leased     May 31, 1998
    Brantford,Ontario, Canada (4)  354,000      Leased     March  31, 2006
    Baltimore, Maryland (5)        158,485      Leased     March 31, 1998
    Colorado Springs, Colorado     493,000      Owned
    Wilton, New York (8)         130 acres      Leased     September 1, 2007
    Calgary, Alberta, Canada (4)   240,000      Leased     December 31, 2001

  Print Shop Facility:
    Downers Grove, Illinois         41,000      Leased     January 31, 1998

  Paint Manufacturing Facilities:
    Matteson, Illinois             356,000      Owned
    Chicago Heights, Illinois      194,000      Owned

  Other Property:
    Aurora, Illinois              72 acres      Owned
    LaCrosse, Wisconsin (6)        3 acres      Owned
    Yorkville, Illinois (7)         12,500      Leased     July 31, 2005
    Arlington Heights,
       Illinois (7)                 22,095      Leased     December 31, 2001
    Pleasant Prairie, Wisconsin (7) 14,914      Leased     February 28, 2006
    -------

    (1) This facility is leased by the Company's wholly owned subsidiary, Ace Hardware Canada, Limited for use as its corporate office.
    (2) This facility was leased by the Company in October, 1994, for use as a bulk merchandise redistribution center.
    (3) This facility was leased by the Company in June, 1994 for use as a freight consolidation center.
    (4) This facility is leased by the Company's wholly owned subsidiary, Ace Hardware Canada, Limited for use as a distribution warehouse.
    (5) This facility was leased by the Company in February, 1995 for use as a redistribution center.
    (6) This land is adjacent to the Company's LaCrosse, Wisconsin warehouse.
    (7) These facilities are retail hardware stores leased by the Company's wholly owned subsidiary, A.H.C. Store Development Corp. The Pleasant Prairie, Wisconsin property is being remodeled. Its lease term is 10 years from the time the remodeling is substantially completed, estimated to occur during the first quarter of 1997.
    (8) This property was purchased by the Company in October, 1996, then sold to and leased back from the County of Saratoga Industrial Development Agency. A distribution warehouse containing approximately 792,000 square feet is currently under construction and expected to be in operation during the third quarter of 1997.

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


Item 4. Submission of Matters to a Vote of Security Holders

  None.


                             PART II


Item 5. Market for The Registrant's Common Equity and Related
Stockholder Matters

  There is no existing market for the stock of the Company and there is no expectation that any market will develop. The Company is organized and operates as a cooperative corporation, and its stock is owned exclusively by retailers of hardware and related merchandise who are members of the Company.
  The number of holders of record as of February 14, 1997 of each class of stock of the Company is as follows:

                  Title of Class                Number of Record Holders
                  --------------                ------------------------
          Class A stock, $1,000 par value                3,929
          Class B stock, $1,000 par value                2,852
          Class C stock, $100 par value                  4,828

  Dividends, other than patronage dividends are prohibited by the Company's Articles of Incorporation and By-laws. See the discussion of patronage dividends under Item 1. Business.

Item 6. Selected Financial Data


                        SELECTED FINANCIAL DATA


Income Statement Data:
                                   For the Years Ended December 31,
                         1996        1995        1994        1993        1992
                         ----        ----        ----        ----        ----
                                           (000's omitted)
Net sales            $2,742,451  $2,436,012  $2,326,115  $2,017,763  $1,870,625
Cost of sales         2,535,014   2,253,430   2,152,322   1,866,768   1,722,493
                     ----------  ----------  ----------  ----------  ----------
Gross profit            207,437     182,582     173,793     150,995     148,132
Total expenses          135,130     118,840     109,271      93,903      87,365
                     ----------  ----------  ----------  ----------  ----------
Net earnings         $   72,307  $   63,742  $   64,522  $   57,092  $   60,767
                     ==========  ==========  ==========  ==========  ==========
Patronage dividends
 (Notes A, B,
  5 and 8)           $   73,837  $   64,716  $   64,520  $   59,023  $   63,207
                     ==========  ==========  ==========  ==========  ==========


Balance Sheet Data:
                                        Year Ended December 31,
                         1996        1995        1994        1993        1992
                         ----        ----        ----        ----        ----
                                           (000's omitted)
Total assets           $916,375    $759,133    $723,610    $666,022    $593,399
Working capital         148,468     139,805     150,514     138,652     108,794
Long-term debt           71,837      57,795      64,287      71,286      51,696
Patronage refund
  certificates payable,
  long-term              49,639      54,741      63,666      56,270      55,389
Member dealers' equity  233,363     217,245     199,827     186,028     175,681

(A) The Company operates as a cooperative organization, and pays patronage dividends to member dealers on earnings derived from business done with such dealers. It is the practice of the Company to distribute substantially all patronage sourced earnings in the form of patronage dividends.
(B) The form in which patronage dividends are to be distributed can only be determined at the end of each year when the amount distributable to each of the member dealers is known. For the five years ended December 31, 1996, patronage dividends were payable as follows:

                          1996        1995        1994        1993        1992
                          ----        ----        ----        ----        ----
                                            (000's omitted)
In cash                 $28,178     $23,522     $27,302     $25,766     $27,538
In patronage refund
  certificates payable    9,500       5,032       9,920      12,728      14,598
In Class C Stock         26,474      27,506      21,766      19,064      20,301
In patronage financing
  deductions              9,685       8,656       5,532       1,465         770
                        -------     -------     -------     -------     -------
Total patronage
  dividends             $73,837     $64,716     $64,520     $59,023     $63,207
                        =======     =======     =======     =======     =======

(C) Numbered notes refer to Notes to Consolidated Financial Statements, beginning on page F-8.
(5) & (8) refers to Notes (5) and (8) of the Consolidated Financial Statements beginning on page F-8 of this Form 10-K.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

  The Company's ability to generate cash adequate to meet its needs ("liquidity") results from internally generated funds, short-term lines of credit and long-term financings (see Notes 3 and 4 to the financial statements).
  The Company's long and short-term liquidity is dependent on retail growth as described under the "Company's Business." Nothing in the Company's plans as discussed under the "Company's Business" has led or is expected to lead to any material change in pricing, margins or product focus or is expected to materially impact the results or operations or liquidity of the Company. The Company's long-term strategic plan is only for a renewed focus on supporting retail growth. Retail growth provides equity growth for the Company. Recognizing the need for equity growth in order to properly capitalize the Company, the patronage stock formula for years beginning in 1995 was changed. See "Forms of Patronage Dividend Distributions." The Company believes that these changes and the retail growth of the membership will provide adequate liquidity for the long-term.
  The Company has an established unsecured revolving credit facility with a group of banks. The Company has unsecured lines of credit of $180.0 million of which $109.0 million was available at December 31, 1996. Any borrowings under these lines of credit would bear interest at the prime rate or less. Long-term financings are arranged as determined necessary to meet the Company's capital or other requirements, with principal amount, timing and form dependent on prevailing debt markets and general economic conditions. The Company's credit facilities provide that certain ratios be maintained with the only material covenant related to fixed charge coverage. The Company is in compliance with all debt covenants.
  Capital expenditures for new and improved facilities were $40.4, $31.3 and $28.3 million in 1996, 1995 and 1994, respectively. During 1996, the Company financed the $40.4 million of capital expenditures out of current and accumulated internally generated funds, short-term borrowings and long-term borrowings. 1997 capital expenditures are anticipated to be approximately $57.3 million primarily for a new distribution facility and improvements to existing facilities.
  As a cooperative, the Company distributes substantially all of its patronage source earnings to its members in the form of patronage dividends, which are deductible for income tax purposes (see headings "Patronage Dividend Determinations And Allocations" and "Federal Tax Treatment of Patronage Dividends"). Prior to 1994, patronage dividends were distributed on the basis of taxable income. Accord-ingly, patronage dividends can exceed net income or be less than net income due to the timing of certain items for income tax purposes. The Board of Directors does have the authority to determine reasonable reserves for the purpose of ensuring the welfare of the Company, but it has been the practice of the Company to distribute substantially all patronage sourced earnings in the form of patronage dividends.
  No adverse trends in revenue or net income have occurred since the end of the Company's last reported financial period. The Company expects that existing and new internally generated funds, along with established lines of credit and long-term financings, will continue to be sufficient to finance the Company's working capital requirements and patronage dividend and capital expenditure programs.

Operations-1996 Compared to 1995

  Net sales increased 12.6% due to increases in existing retailer volume, targeted efforts on new store development and conversions, and the start-up of Canadian operations. 1996 domestic same store sales increased 9.8% due to retailer store upgrades and continued emphasis on retail success. Sales of basic hardware and paint merchandise (including warehouse, bulletin and direct shipments) increased 11.6%. Lumber and building material sales experienced slightly higher percentage increases in 1996 due to accelerated sales efforts and industry-wide lumber price increases. Net dealer outlets increased in 1996 due to targeted sales efforts on new store development and conversions to the Ace program and continued emphasis on retail success.
  Gross profit increased $24.9 million or 13.6% and increased as a percent of sales to 7.56% vs 7.50% in 1995 due primarily to gross profit from Canadian operations. Domestic gross profit as a percent of sales is comparable to 1995 as higher merchandise discounts and allowances were completely offset by lower levels of dealer price increases in 1996. Emphasis on low upfront pricing continued with total upfront rebates increasing 16.9% in 1996.
  Warehouse and distribution expenses increased $6.6 million or 22.1% due to start-up costs for the opening of one domestic and two Canadian facilities in 1996. Excluding Canadian operations, warehouse and distribution expenses increased 13.5% and increased slightly as a percent of sales due to wage increases to support the sales growth and start-up costs for the new facility.
  Selling, general and administrative expenses increased by $8.4 million or 14% due to personnel costs for the start-up operations and increased data processing expenses. Excluding Canadian operations, selling, general and administrative expenses increased 8.3% and declined as a percent of sales due to reduced corporate administrative expenses resulting from 1996 re-engineering efforts.
  Retail success and development expenses increased $2.8 million or 15% due to increased new business development costs, increased retail training expenses and reduced retail systems income. Increases in this category are directly related to retail support of the Ace retailer as the Company continues to make retail investments in our dealer base.
  Paint Division sales increased 16.5% to $103.3 million. As a separate division of the Company, the Paint Division produced net manufacturing profits of $8.0 million in 1996 vs. $5.8 million in 1995. The increased net manufacturing profit results from the 16.5% sales increase and resulting gross margin and improved utilization of the Company's second facility partially offset by increased 1996 advertising expenses. Paint is the only product manufactured by the Company. As discussed on page 8, patronage dividends are calculated separately for paint sales and increased to 7.98% in 1996 vs 6.87% in 1995.
  Interest expense decreased $1.3 million or 9.8% due to lower inventory levels resulting from improved inventory turnover in 1996. Additional dealer dating programs and long-term debt to fund 1996 capital investments partially offset the interest expense decline.

Operations-1995 Compared to 1994

  Net sales increased 4.7% in 1995 due to increases in existing dealer volume, new store development and increased store conversions. 1995 net sales were affected by slow retail and economic growth, moderate seasonal sales primarily related to late spring weather, and lumber price declines. International sales also decreased in 1995 due to the peso devaluation resulting in lower export sales to Mexico. Sales of basic hardware and paint merchandise (including warehouse, bulletin and direct shipments) increased 4.3%. Lumber and building material sales experienced slightly higher percentage increases in 1995 due to accelerated sales efforts, but were affected by industrywide lumber price declines. Net dealer outlets increased in 1995 due to targeted sales efforts on new store development and conversions to the Ace program and increased emphasis on dealer retail success.
  Gross profit increased $8.8 million or 5.1% and increased as a percent of sales to 7.50% from 7.47% in 1994 due primarily to shifts in the Company's sales mix towards the warehouse categories and higher merchandise discounts and allowances. Growth in competitively priced and promotional items within the overall sales mix moderated resulting in a slight gross profit improvement as a percent of sales. However, emphasis on upfront rebates through reduced handling charges and low upfront pricing programs and discounts continued with total upfront rebates increasing 9.5% in 1995.
  Warehouse and distribution expenses increased $975,000 or 3.4% due to increased building and distribution costs to support the sales growth. Warehouse productivity improvements and increased freight consolidation revenue offset these increases resulting in total warehouse and distribution expenses remaining comparable to 1994 levels as a percent of sales.
  Selling, general and administrative expenses increased by $5.6 million or 10.3% and as a percent of sales due to increased data processing and personnel costs.
  Retail success and development expenses increased by $3.6 million or 24.6% due to increased personnel costs for field retail support and new business development. Decreased advertising income resulting from industrywide paper price increases also contributed to the 1995 expense increase. Increases in this category are directly related to retail support of the Ace dealer as the Company continues to make retail investments in our dealer base.
  Paint Division sales increased 6.2% to $90.2 million due to strong dealer support. As a separate division of the Company, the Paint Division produced net manufacturing profits of $5.8 million in 1995 vs. $6.7 million in 1994. The decreased net manufacturing profit is a result of increased raw material prices and costs associated with opening a second facility. Paint is the only product manufactured by the Company. As discussed on page 8, patronage dividends are calculated separately for paint sales and decreased to 6.87% in 1995 from 8.22% in 1994.
  Interest expense decreased $337,000 or 2.5% due to lower borrowing levels resulting from improved inventory turnover. Other income increased $354,000 or 10.5% due primarily to the growth in dealer financing programs.

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


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

  None.


                               PART III


Item 10. Directors and Executive Officers of the Company

  The directors and the executive officers of the Company are:

                                              Position(s) Held
        Name                     Age       and Business Experience
        ----                     ---       -----------------------
  Jennifer C. Anderson           46   Director since June 6, 1994;
                                      term expires 1997; President of Davis
                                      Lumber and Ace Hardware, Inc., Davis,
                                      California.
  Michael C. Bodzewski           47   Vice President-Merchandising
                                      effective June, 1990; General
                                      Merchandise Manager effective April,
                                      1988.
  Lawrence R. Bowman             50   Director since February 4,
                                      1991; term expires 1998; Vice President
                                      of Owenhouse Hardware Co., Inc.,
                                      Bozeman, Montana.
  James T. Glenn                 37   Director since June 3, 1996;
                                      term expires 1999; President of Ace
                                      Hardware of Chatanooga, Chatanooga,
                                      Tennessee.
  David F. Hodnik                49   President and Chief Executive
                                      Officer effective January 1, 1996;
                                      President and Chief Operating Officer
                                      effective January 1, 1995; Executive
                                      Vice President and Chief Operating
                                      Officer effective January, 1994;
                                      Executive Vice President and Treasurer
                                      effective January, 1991; Senior Vice
                                      President and Treasurer effective
                                      January, 1988; Vice President-Finance
                                      and Management Information Systems and
                                      Treasurer effective September, 1986;
                                      Vice President-Finance and Treasurer
                                      effective December, 1982.
  Paul M. Ingevaldson            51   Vice President-Corporate
                                      Strategy and International Business
                                      effective September, 1992; Vice
                                      President-Retail Support Services
                                      effective August, 1989; Vice
                                      President-Western Region effective
                                      September 1, 1988; Vice
                                      President-Distribution effective
                                      September, 1986; Vice
                                      President-Management Information Systems
                                      effective October, 1985; Director of
                                      Data Processing effective October, 1982.
  Mark Jeronimus                 48   Director since June 3, 1991;
                                      term expires 1997; President of Duluth
                                      Hardware, Inc., Duluth, Minnesota.
  Rita D. Kahle                  40   Vice President-Finance
                                      effective January, 1994;
                                      Vice President-Controller effective
                                      January, 1992; Controller effective
                                      July, 1988.
  John E. Kingrey                53   Director since May 17, 1992;
                                      term expires 1999; President of WK&K
                                      Corp., Wimberley, Texas.
  Richard E. Laskowski           55   Chairman of the Board since
                                      February 18, 1992 and Director since
                                      June 1, 1987; term expires 1998; Pres-
                                      ident of Ace Hardware Home Center of
                                      Round Lake, Inc., Round Lake, Illinois.
  David W. League                57   Vice President-General Counsel
                                      and Secretary effective June, 1990;
                                      General Counsel and Secretary effective
                                      January, 1990; General Counsel
                                      effective January, 1989.
  William A. Loftus              58   Senior Vice President-Retail
                                      Operations and Marketing effective
                                      October, 1994; Senior Vice
                                      President-Marketing and Advertising
                                      effective September, 1992; Senior Vice
                                      President since January 1, 1991;
                                      Vice President-Retail Support
                                      Operations effective August,
                                      1989; Vice President-Eastern Region
                                      effective September 1, 1988; Vice
                                      President-Sales effective October, 1983;
                                      National Sales Manager effective
                                      October, 1976.
  David F. Myer                  51   Vice President-Retail Support
                                      and New Business effective October,
                                      1994; Vice President-Retail Support
                                      effective August, 1992; Vice
                                      President-Distribution effective July,
                                      1989.
  Fred J. Neer                   57   Vice President-Human Resources
                                      effective April, 1989; Director
                                      of Human Resources effective
                                      April, 1986.
  Ray W. Osborne                 60   Director since June 6, 1988;
                                      term expires 1997; President of Cook &
                                      Sons Ace Hardware Company, Inc.,
                                      Albertville, Alabama.
  Roger E. Peterson              59   Director since June 5, 1995;
                                      Chief Executive Officer (CEO) effective
                                      January 1, 1995; President and Chief
                                      Executive Officer (CEO) effective
                                      December, 1989; President effective
                                      August, 1986; Executive Vice President
                                      effective March, 1985; Vice
                                      President-Operations effective December,
                                      1982.
  Donald L. Schuman              58   Vice President-Information
                                      Systems effective
                                      June, 1990; Director-Information Systems
                                      effective January, 1987.
  Jon R. Weiss                   61   Director since June 4, 1990;
                                      term expires 1999; President of John W.
                                      Weiss Hardware Company, Glenview,
                                      Illinois.
  Don S. Williams                55   Director since June 6, 1988;
                                      term expires 1997; President of
                                      Williams Lumber, Inc., Rhinebeck, New
                                      York.
  James R. Williams, Jr.         49   Director since June 5, 1989;
                                      term expires 1998; Vice President of
                                      Williams Ace Hardware, Inc., Wichita,
                                      Kansas.

  The By-laws of the Company provide that its Board of Directors shall be comprised of such number of persons, not less than 9 and not greater than 12, as shall be fixed from time to time by the Board of Directors. A minimum of 9 of the directors shall be dealer directors.
A maximum of two of the directors may be non-dealer directors, but non-dealer directors may not exceed 25% of the total number of directors in office at any one time. A person shall be eligible for election or appointment as a non-dealer director without regard to whether or not such person is the owner of a retail business organization which is a stockholder of Ace Hardware Corporation, or an executive officer, general partner or general manager of such a retail business organization. The By-laws also provide for three classes of directors who are to be elected for staggered 3-year terms.
  The By-laws provide that no person is eligible to serve as a dealer director unless such person is either the owner of a retail business organization holding stock in the Company or an executive officer, general partner or general manager of such a retail business organization. Regional dealer directors are elected from geographic regions of the United States established by the Board. If the Board determines that all regions have representation by regional dealer directors and the maximum number of directors would not thereby be exceeded, then dealer directors at large may also be elected.
  In accordance with the applicable procedure established by the By-laws, the following directors have been selected as nominees for reelection at the annual stockholders meeting to be held on June 2, 1997, as directors of the classes, from the regions, and for terms as indicated below:

Nominee                                       Class  Region   Term
-------                                       -----  ------   ----
Jennifer C. Anderson                            1       8    3 years
Mark Jeronimus                                  1       9    3 years

  Mr.   Ray  Osborne  and  Mr.  Don  Williams  are  not  eligible  for reelection as a director commencing in 1997. The person(s) named below have been selected as the nominee for election to the Board for the first time at the 1997 annual meeting as a dealer director of the class, and for the term indicated.

Nominee                                 Age   Class  Region   Term
-------                                 ---   -----  ------   ----
Eric R. Bibens II                        40     1       1    3 years
D. William Hagan                         39     1       3    3 years

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


Item 11. Executive Compensation

  The following information is set forth with respect to the cash compensation paid by the Company to each of the five highest paid executive officers of the Company whose cash compensation exceeded $100,000, for services rendered by them in all capacities to the Company and its subsidiaries during the fiscal year ended December 31, 1996 and the two previous fiscal years:


                      SUMMARY COMPENSATION TABLE

                                                            Long-Term
                                 Annual Compensation       Compensation
                                 -------------------       ------------
                                                  (2)
                                                 Other                (4)
      Name                                       Annual    (3)     All Other
       and                               (1)     Compen- Long-Term   Compen
    Principal                 Salary    Bonus    sation   Payouts    sation
     Position          Year    ($)       ($)      ($)      ($)        ($)
    ---------          ----   ------    -----    ------- --------- ---------
David F. Hodnik        1996  $500,000        -  $20,110  $173,223  $104,989
President and Chief    1995   450,000        -   17,021   105,870    97,624
Executive Officer      1994   350,000   61,250   17,561    15,583    77,782
(CEO effective 1/1/96)

William A. Loftus      1996   290,000   39,440    8,442    81,132    60,644
Senior Vice            1995   275,000   42,350    6,298    80,204    59,153
President-Retail       1994   260,000   45,500   10,163    12,000    61,308
Operations and
Marketing

Paul M. Ingevaldson    1996   257,000   30,840   11,188    72,450    49,579
Vice President-        1995   247,000   33,100    7,215    71,221    49,466
Corporate Strategy and 1994   232,000   41,760    7,190    10,583    59,111
International Business

Michael C. Bodzewski   1996   217,250   28,990    7,312    52,107    36,384
Vice President-        1995   192,500   36,800    9,555    48,158    36,523
Merchandising          1994   165,000   28,900    7,946     6,926    37,739

Rita D. Kahle          1996   218,000   28,558    6,826    50,436    33,122
Vice President-        1995   195,000   32,175    9,012    44,807    35,573
Finance                1994   160,000   29,600    7,874     6,104    36,670

(1) The Incentive Compensation Plan covers each of the executive officers (except Mr. Hodnik). The bonus amounts awarded to participants in the Plan are determined in accordance with achievement of individual performance based objectives and achievement of corporate goals. The maximum short-term incentive award for each executive officer is 20% of their respective salary. The short-term bonus award becomes payable to each participant as early as practicable at or after the end of the fiscal year.
(2) The Company provided automobiles to certain of its executive officers. The Company requires them to maintain records with respect to any business automobile use. Such officers pay, both directly and by reimbursement to the Company, personal automobile expenses. During 1996, Company provided automobiles were replaced with automobile allowances. Country club memberships granted prior to 1994 to some officers have been eliminated, except for the President. The compensation table set forth above includes the value of these items and such value for any officer did not exceed the lesser of $25,000 or 10% of the compensation reported for each in said table.
(3) Includes the long-term incentive award under the Long-Term Incentive Compensation Deferral Option Plan effective in 1995. The long-term Officer incentive plan is based upon corporate performance over a three year period with emphasis on total shareholder return through maximizing both year-end patronage dividends and upfront dividends (throughout the year) through pricing programs and discounts. This plan maintains the commitment to long-term performance and shareholder return in a cooperative environment. One third of the total long-term incentive award is subject to a one year vesting provision. Total awards paid in 1996 were $173,223, $81,132, $72,450, $52,107 and $50,436 for Messrs.
    Hodnik, Loftus, Ingevaldson, Bodzewski and Ms. Kahle, respectively. Effective January 1, 1995, executive officers may elect to defer a portion (20% to 100%, in 20% increments) of the annual award granted. Participants' compensation deferrals are credited with a specified rate of interest to provide a means to accumulate supplemental retirement benefits. Deferred benefits are payable over a period of 5 to 20 years. Annual elections are required for the upcoming deferral year by December of the preceding year. Of the total 1996 awards, amounts deferred were $115,482, $64,906, $72,450, $34,738 and $50,436 for Messrs. Hodnik, Loftus,
    Ingevaldson, Bodzewski and Ms. Kahle, respectively.
(4) Includes contributions to the Company's Profit Sharing Plan which has been in existence since January 1, 1953, and contributions to the Company's Retirement Benefits Replacement Plan. All active employees are eligible to participate in the Company's profit sharing plan after one year of service. Those active employees covered by a collective bargaining agreement regarding retirement benefits, which were the subject of good faith bargaining, are not eligible if such agreement does not include them in the plan. For the year 1996, the Company contributed 10.4% of each participant's eligible compensation to the Plan. During the year 1996, $15,600 was expensed by the Company pursuant to the Plan for Messrs. Hodnik, Loftus, Ingevaldson, Bodzewski and Ms. Kahle. The Company has also established a Retirement Benefits Replacement Plan covering all executive officers of the Company. This is an unfunded Plan under which the participants therein are eligible to receive retirement benefits equal to the amounts by which the benefits they would otherwise have been entitled to receive under the Company's Profit Sharing Plan may be reduced by reason of the limitations on contributions and benefits imposed by any current or future provisions of the U.S. Internal Revenue Code or other federal legislation. During the year 1996, amounts expensed by the Company pursuant to the Plan were $89,389 for Mr. Hodnik, $45,044 for Mr. Loftus, $33,979 for Mr. Ingevaldson, $20,784 for Mr. Bodzewski and $17,522 for Ms. Kahle.
    The Company also funds the base premium for a supplemental universal life insurance policy for each officer but does not contribute to supplemental retirement benefits through this vehicle. Participants may elect to deposit a portion (up to one-third) of the long term incentive award into the variable annuity insurance policy in their name or may elect to defer this portion under the Deferral Option Plan.
(5) As a cooperative whereby all stockholders are member dealers, the Company does not grant or issue stock awards of any kind.

  Messrs. Hodnik, Loftus, and Ingevaldson are employed under contracts, each dated January 1, 1997 for respective terms of two years, terminating December 31, 1998. Mr. Bodzewski and Ms. Kahle are employed under contracts dated April 1, 1996 and January 1, 1996 for a two year term terminating March 31, 1998 and December 31, 1997, respectively. The contracts provide for annual compensation effective January 1, 1997 of $600,000, $305,000, $269,000, $223,000 and
$240,000, respectively or such increased amount, if any, as shall be approved by the Board of Directors.
  The Company also maintains a Pension Plan which has been in existence since December 31, 1970. All active employees are eligible to participate in this Plan on the first January 1 that they are working for the Company. Those active employees covered by a collective bargaining agreement regarding retirement benefits, which were the subject of good faith bargaining are not eligible if such agreement does not include them in the plan. The Plan provides benefits at retirement at or after age 65 determined under a formula which takes into account 60% of a participant's average base pay (including overtime) during the 5 highest consecutive calendar years of employment and years of service prior to age 65, and under which an offset is applied for the straight life annuity equivalent of the vested portion of the participant in the amount of benefits provided for them by the Company under the Profit Sharing Plan. In December 1995, the Company settled a portion of its pension liability to retirees and vested terminated participants through lump sum payments and the purchase of single premium annuity contracts. The plan was closed to new entrants on December 31, 1995 and pension benefits were frozen to active participants on January 1, 1996.

  Examples of yearly benefits provided by the Pension Plan (prior to reduction by the Profit Sharing Plan offset) are as follows:

                                   Years of Service
Remuneration             10      15      20      25   30 or more
------------             --      --      --      --   ----------
$150,000              $30,000 $45,000 $60,000 $75,000  $90,000
$100,000               20,000  30,000  40,000  50,000   60,000
$ 50,000               10,000  15,000  20,000  25,000   30,000

  The amounts shown above represent straight life annuity amounts. Maximum benefits from the Pension Plan are attained after 30 years of service and attainment of age 65. The compensation covered by the Pension Plan consists of base compensation (exclusive of bonuses and non-recurring salary or wage payments) and shall not exceed $150,000 of such total remuneration paid to a participant during any plan year. Remuneration and yearly benefits under the Plan are limited, and subject to adjustment, under Sections 415(d) and 401(a)17 of the U.S. Internal Revenue Code. The amount of covered compensation under the Pension Plan, therefore is $150,000 for each Executive Officer named in the Compensation table. The present credited years of service under the Pension Plan for the currently employed executive officers named in the compensation table are as follows: David F. Hodnik-24 years; William A. Loftus-20 years; Paul M. Ingevaldson-17 years; Michael C. Bodzewski-19 years and Rita D. Kahle-10 years.

Compensation Committee Report

  The Compensation Committee reviews and approves compensation and benefits provided to all senior executives. The corporation's Executive Compensation philosophy is one that supports the Company's fundamental business strategies. We stress long term measured results, focus on teamwork, accepting prudent risks, and are strongly committed to fulfilling dealer/consumer needs.
  Our compensation program reflects a policy of market place comparisons and corporate and individual performance based pay. Our competitors for talented people include publicly owned for profit retail corporations, privately owned for profit retail enterprises, and other national hardware/LBM cooperatives. Each of these comparative groupings has quite a different compensation practice/philosophy. An annual review is performed of executive cash compensation provided by competitors and by participating in various executive compensation surveys. Our orientation is to be cognizant of their respective practices and pay levels, but to give greater emphasis to that which supports our strategic business objectives and the needs of our dealer network.
  The Compensation Committee changed the compensation mix in 1994 to one which stresses the provision of more significant performance based incentives, particularly long term. Annual and long term incentive opportunities have increased, with substantive changes in long term performance criteria. Long-term performance is evaluated heavily on a measurement of total shareholder return including both year-end patronage dividends and upfront dividends through low-upfront pricing programs and discounts. This criteria maximizes total return to our membership.
  As it relates to the President/CEO compensation, the President's compensation includes a competitive base salary and a long-term incentive award to maintain the commitment to long-term Company performance and shareholder return.

Compensation of Directors

  Effective January 1, 1997, and January 1, 1996, each member of the
Board of Directors receives a monthly fee of $2,850 and $2,750, respectively, for their services. Effective as of the foregoing dates, Mr. Laskowski is paid a total annual fee of $135,000 and $120,000 per year, respectively, in his capacity as Chairman of the Board.
  In 1994, the previous Deferred Director Fee Plan was amended, restated and retitled the Directors' Deferral Option Plan. Like the Officers' Long Term Incentive Compensation Deferral Option Plan, under this Directors' Plan, directors may elect to defer a portion (5% to 100%, in 5% increments) of their annual director's fee. Deferred benefits are payable over a period of 5 to 20 years, as elected.
Annual elections are required for the upcoming deferral year by December of the preceding year.
  Each member of the Board is also reimbursed for the amount of travel and lodging expenses incurred in attending meetings of the Board and of the Committees of the Board. The expenses incurred by them in attending the semi-annual conventions and exhibits which the Company sponsors are also paid by the Company. Each member of the Board is also paid $200.00 per diem compensation for special committee meetings and nominating committee regional trips attended.


Item 12. Security Ownership of Certain Beneficial Owners and Management

  With the exception of Mr. Laskowski, no shares of the Company's stock were held by any of its officers. No person owns of record or is known by the Company to own beneficially more than five percent of the outstanding voting securities of the Company.
  The following table sets forth the shares of Class B Stock and Class C Stock of the Company held beneficially, directly or indirectly, by each director (and nominee) owning such shares, individually itemized, and by all officers and directors as a group, as of February 14, 1997:

                                Class B Stock Owned Class C Stock Owned

                                Number    Percent     Number    Percent
                               of Shares  of Class   of Shares  of Class
                               ---------  --------   ---------  --------
  Jennifer C. Anderson              4       .140       2,968      .152
  Eric R. Bibens II                 -          -         437      .022
  Lawrence R. Bowman                4       .140       1,718      .088
  James T. Glenn                    4       .140       6,246      .319
  D. William Hagan                  -          -       1,536      .079
  Mark Jeronimus                    -          -         730      .037
  John E. Kingrey                   4       .140         945      .048
  Richard E. Laskowski              4       .140      12,403      .634
  Ray W. Osborne                    4       .140       1,048      .054
  Jon R. Weiss                      4       .140       2,660      .136
  Don S. Williams                   -          -       4,466      .228
  James R. Williams, Jr.            4       .140         772      .039
                                -------   -------     -------   -------
  All above directors and
  officers as a group              32      1.120      35,929     1.836
                                =======   =======     =======   =======

  There are no known contractual arrangements nor any pledge of securities of the Company which may at a subsequent date result in a change in control of the Company.


Item 13. Certain Relationships and Related Transactions

  No director, executive officer or security holder who is known to the Registrant to own of record or beneficially more than five percent of any class of the Registrant's voting securities, or any member of the immediate family of any of the foregoing persons, had during the last fiscal year or is currently proposed to have any material interest, direct or indirect, in any transaction in which the amount involved exceeds $60,000 and to which the Registrant was or is to be a party, except that each of the directors purchased merchandise and services from the Registrant in the ordinary course of business on behalf of the retail hardware businesses in which they have ownership interests. None of such persons received benefits not shared by other hardware retailers supplied by the Registrant.
  No director has had any business relationship which is required to be disclosed pursuant to Item 404(b) of Regulation S-K of the Securities and Exchange Commission, during the Registrant's last fiscal year. Mr. Peterson, who was elected as an outside Director effective June 5, 1995 and retired as CEO of the Company effective May 31, 1995 is subject to an agreement through May 31, 2000 providing for non-competition within the industry, participation in designated Company functions and total renumeration of $150,000 per year over the 5 year term.
  No director, director nominee, executive officer, any member of the immediate family of any of the foregoing, or any corporation or organization of which any of the foregoing is an executive officer, partner, or, directly or indirectly, the beneficial owner of ten percent or more of any class of equity securities, or any trust or other estate in which any of the foregoing has a substantial beneficial interest or as to which such person serves as a trustee or in a similar capacity, has been indebted to the Registrant or its subsidiaries at any time since the beginning of the Registrant's last fiscal year in an amount in excess of $60,000, except for indebtedness incurred in connection with purchases of merchandise and services made from the Registrant in the ordinary course of business by the retail hardware businesses in which the directors have ownership interest.


                                PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

  (a) 1.   Financial Statements
           The financial statements listed in the accompanying index (page F-1) to the consolidated financial statements are filed as part of this annual report.

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

DATED: March 12, 1997

  Pursuant to the requirement of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                    Title                 Date
    ---------                    -----                 ----
RICHARD E. LASKOWSKI       Chairman of the Board    March 12, 1997
(Richard E. Laskowski)       and Director

DAVID F. HODNIK            President and            March 12, 1997
(David F. Hodnik)            Chief Executive Officer

RITA D. KAHLE              Vice President-Finance   March 12, 1997
(Rita D. Kahle)              (Principal Financial
                              and Accounting
                              Officer)


Jennifer C. Anderson,      Directors
Lawrence R. Bowman,
James T. Glenn, Mark
Jeronimus, John E.
Kingrey, Ray W. Osborne,
Roger E. Peterson, Jon
R. Weiss, Don S. Williams,
and James R. Williams, Jr.


*By   DAVID F. HODNIK
      David F. Hodnik

*By    RITA D. KAHLE                               March 12, 1997
       Rita D. Kahle

     *Attorneys-in-fact





 Item 14(a). INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL
             STATEMENT SCHEDULES

                                                                      Page
                                                                      ----
      Independent Auditors' Report                                     F-2

      Consolidated Balance Sheets at December 31, 1996 and 1995        F-3

      Consolidated Statements of Earnings for each of the years in
        the three-year period ended December 31, 1996                  F-5

      Consolidated Statements of Member Dealers' Equity for each of the years in the three-year period ended
        December 31, 1996                                              F-6

      Consolidated Statements of Cash Flows for each of the years
        in the three-year period ended December 31, 1996               F-7

      Notes to Consolidated Financial Statements                       F-8


        All schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or the required information is included in the financial statements or the notes thereto.




                       INDEPENDENT AUDITORS' REPORT


The Board of Directors
Ace Hardware Corporation:

  We have audited the accompanying consolidated balance sheets of Ace Hardware Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of earnings, member dealers' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ace Hardware Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.


                              KPMG PEAT MARWICK LLP


Chicago, Illinois
January 30, 1997




                         ACE HARDWARE CORPORATION
                        CONSOLIDATED BALANCE SHEETS
                        December 31, 1996 and 1995

                                  ASSETS

                                                 1996           1995
                                                 ----           ----
                                                   (000's omitted)
Current assets:
 Cash and cash equivalents                  $   12,657     $   12,853
 Receivables:
   Trade                                       305,742        248,572
   Other                                        43,206         39,916
                                            ----------     ----------
                                               348,948        288,488
   Less allowance for doubtful receivables      (1,700)        (1,410)
                                             ----------     ----------
     Net receivables                           347,248        287,078

 Inventories (Note 2)                          327,145        254,451

 Prepaid expenses and other current assets      11,880          9,324
                                             ----------     ----------
     Total current assets                      698,930        563,706

Property and equipment (Note 9):
 Land                                           17,464         16,063
 Buildings and improvements                    162,100        145,359
 Warehouse equipment                            57,246         51,457
 Office equipment                               71,689         61,568
 Manufacturing equipment                        13,132         12,636
 Transportation equipment                       14,609         14,763
 Leasehold improvements                         15,654         13,498
 Construction in progress                       12,501         12,449
                                            ----------     ----------
                                               364,395        327,793
 Less accumulated depreciation and
   amortization                               (150,861)      (136,289)
                                            ----------     ----------
   Net property and equipment                  213,534        191,504

 Other assets                                    3,911          3,923
                                            ----------     ----------
                                            $  916,375     $  759,133
                                            ==========     ==========

       See accompanying notes to consolidated financial statements.



                         ACE HARDWARE CORPORATION
                        CONSOLIDATED BALANCE SHEETS
                        December 31, 1996 and 1995

                  LIABILITIES AND MEMBER DEALERS' EQUITY


                                                 1996           1995
                                                 ----           ----
                                                   (000's omitted)

Current liabilities:
 Current installments of long-term
    debt (Note 4)                           $    6,727     $    7,378
 Short-term borrowings (Note 3)                 71,000         13,000
 Accounts payable                              394,070        338,577
 Patronage dividends payable in
    cash (Note 5)                               28,178         23,522
 Patronage refund certificates
    payable (Note 5)                            14,138         12,641
 Accrued expenses                               36,349         28,783
                                             ----------     ----------
     Total current liabilities                 550,462        423,901

Long-term debt (Note 4)                         71,837         57,795
Patronage refund certificates
     payable (Note 5)                           49,639         54,741
Other long-term liabilities                     11,074          5,451
                                             ----------     ----------
     Total liabilities                         683,012        541,888
                                             ----------     ----------

Member dealers' equity (Notes 5 and 8):
 Class A Stock of $1,000 par value               3,937          3,905
 Class B Stock of $1,000 par value               6,499          6,499
 Class C Stock of $100 par value               196,742        177,817
 Class C Stock of $100 par value,
      issuable to dealers for patronage
      dividends                                 26,474         27,506
 Additional stock subscribed, net                  502            515
 Retained earnings                               3,120          4,650
 Contributed capital                             3,295          3,295
                                            -----------    -----------
                                               240,569        224,187
 Less: Treasury stock, at cost                  (7,206)        (6,942)
                                            -----------    -----------
 Total member dealers' equity                  233,363        217,245

 Commitments (Notes 6 and 9)
                                            ----------     ----------
                                            $  916,375     $  759,133
                                            ==========     ==========

       See accompanying notes to consolidated financial statements.




                         ACE HARDWARE CORPORATION
                    CONSOLIDATED STATEMENTS OF EARNINGS


                                            Year Ended December 31,
                                     ---------------------------------------
                                        1996          1995          1994
                                        ----          ----         ----
                                                 (000's omitted)

Net sales                            $2,742,451    $2,436,012    $2,326,115
Cost of sales                         2,535,014     2,253,430     2,152,322
                                    ------------  ------------  ------------
        Gross profit                    207,437       182,582       173,793
                                    ------------  ------------  ------------

Operating expenses:
Warehouse and distribution               36,442        29,849        28,874
Selling, general and administrative      68,323        59,929        54,357
Retail success and development           21,198        18,439        14,798
                                    ------------   -----------   -----------
        Total operating expenses        125,963       108,217        98,029
                                    ------------   -----------   -----------
        Operating income                 81,474        74,365        75,764

Interest expense (Note 11)              (11,855)      (13,137)      (13,474)
Other income, net                         3,806         3,715         3,361
Income taxes (Note 7)                    (1,118)       (1,201)       (1,129)
                                    ------------  ------------  ------------
        Net earnings                 $   72,307    $   63,742    $   64,522
                                     ============  ============  ============

Retained earnings at
     beginning of year               $    4,650    $    5,624    $    5,622
Net earnings                             72,307        63,742        64,522
Patronage dividends (Notes 5 and 8)     (73,837)      (64,716)      (64,520)
                                     ------------  ------------  ------------
Retained earnings at end of year     $    3,120    $    4,650    $    5,624
                                     ============  ============  ============

       See accompanying notes to consolidated financial statements.





                            ACE HARDWARE CORPORATION
                CONSOLIDATED STATEMENTS OF MEMBER DEALERS' EQUITY
                       Three Years Ended December 31, 1996
                                 (000's omitted)

                                                      Class C Stock
                                                       Issuable to
                                                       Dealers for  Additional
                              Class A Class B  Class C  Patronage     Stock
                               Stock   Stock    Stock   Dividends  Subscribed*
                              ------- -------  -------- ---------  -----------
Balance at December 31, 1993  $3,946  $6,499  $153,155   $19,064      $   613
 Net earnings                      -       -         -         -            -
 Net payments on subscriptions     -       -         -         -        1,394
 Patronage financing deductions    -       -         -    (1,086)           -
 Stock issued                    218       -    19,212   (17,978)      (1,452)
 Stock repurchased                 -       -         -         -            -
 Stock retired                  (240)      -    (7,701)        -            -
 Stock issuable as patronage
   dividends                       -       -         -    21,766            -
 Patronage dividends payable       -       -         -         -            -
                              -------  ------- --------  --------     --------
Balance at December 31, 1994  $3,924   $6,499  $164,666  $21,766      $   555
 Net earnings                      -        -         -        -            -
 Net payments on subscriptions     -        -         -        -        1,580
 Patronage financing deductions    -        -         -      (15)           -
 Stock issued                    237        -    23,149  (21,751)      (1,620)
 Stock repurchased                 -        -         -        -            -
 Stock retired                  (256)       -    (9,998)       -            -
 Stock issuable as patronage
   dividends                       -        -         -   27,506            -
 Patronage dividends payable       -        -         -        -            -
                              -------  ------- --------- --------      -------
Balance at December 31, 1995  $3,905   $6,499  $177,817  $27,506       $  515
 Net earnings                      -        -         -        -            -
 Net payments on subscriptions     -        -         -        -        1,603
 Patronage financing deductions    -        -         -      (43)           -
 Stock issued                    268        -    28,854  (27,463)      (1,616)
 Stock repurchased                 -        -         -        -            -
 Stock retired                  (236)       -    (9,929)       -            -
 Stock issuable as patronage
   dividends                       -        -         -   26,474            -
 Patronage dividends payable       -        -         -        -            -
                              -------  ------- --------- --------      -------
Balance at December 31, 1996  $3,937   $6,499  $196,742  $26,474       $  502
                              =======  ======= ========= ========      =======




                            ACE HARDWARE CORPORATION
                CONSOLIDATED STATEMENTS OF MEMBER DEALERS' EQUITY
                       Three Years Ended December 31, 1996
                                 (000's omitted)


                                  Retained  Contributed  Treasury C
                                  Earnings    Capital      Stock        Total
                                  --------  -----------  ----------     -----
Balance at December 31, 1993      $ 5,622      $3,295    $ (6,166)    $186,028
 Net earnings                      64,522           -           -       64,522
 Net payments on subscriptions          -           -           -        1,394
 Patronage financing deductions         -           -           -       (1,086)
 Stock issued                           -           -           -            -
 Stock repurchased                      -           -      (8,277)      (8,277)
 Stock retired                          -           -       7,941            -
 Stock issuable as patronage
   dividends                            -           -           -       21,766
 Patronage dividends payable      (64,520)          -           -      (64,520)
                                  --------     ------    ---------    ---------
Balance at December 31, 1994      $ 5,624      $3,295    $ (6,502)    $199,827
 Net earnings                      63,742           -           -       63,742
 Net payments on subscriptions          -           -           -        1,580
 Patronage financing deductions         -           -           -          (15)
 Stock issued                           -           -           -           15
 Stock repurchased                      -           -     (10,694)     (10,694)
 Stock retired                          -           -      10,254            -
 Stock issuable as patronage
   dividends                            -           -           -       27,506
 Patronage dividends payable      (64,716)          -           -      (64,716)
                                  --------     -------   ---------    ---------
Balance at December 31, 1995      $ 4,650      $3,295    $ (6,942)    $217,245
 Net earnings                      72,307           -           -       72,307
 Net payments on subscriptions          -           -           -        1,603
 Patronage financing deductions         -           -           -          (43)
 Stock issued                           -           -           -           43
 Stock repurchased                      -           -     (10,429)     (10,429)
 Stock retired                          -           -      10,165            -
 Stock issuable as patronage
   dividends                            -           -           -       26,474
 Patronage dividends payable      (73,837)          -           -      (73,837)
                                  --------     -------   ---------    ---------
Balance at December 31, 1996      $ 3,120      $3,295    $ (7,206)    $233,363
                                  ========     =======   =========    =========

*Additional stock subscribed is comprised of the following amounts at December 31, 1994, 1995 and 1996:

                                          1994       1995         1996
                                          ----       ----         ----
         Class A Stock                  $  291     $  332       $  337
         Class B Stock                       -          -            -
         Class C Stock                   2,180      2,332        2,450
                                        ------     ------       ------
                                         2,471      2,664        2,787
         Less unpaid portion             1,916      2,149        2,285
                                        ------     ------       ------
                                        $  555     $  515       $  502
                                        ======     ======       ======

          See accompanying notes to consolidated financial statements.



                         ACE HARDWARE CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                            Year Ended December 31,
                                     --------------------------------------
                                         1996          1995          1994
                                         ----          ----         ----
                                                 (000's omitted)

Operating Activities:
Net Earnings                          $  72,307     $  63,742     $  64,522
Adjustments to reconcile net earnings
 to net cash provided by operating
 activities:

  Depreciation                           17,517        16,837        16,963
  Loss on sale of property
   and equipment                            712             3           175
  Increase in accounts
   receivable, net                      (60,170)      (27,526)      (46,950)
  Decrease (increase) in inventories    (72,694)       15,940        (6,815)
  Decrease (increase) in prepaids and
   other current assets                  (2,556)       (2,135)          153
  Increase in accounts payable and
   accrued expenses                      63,059        41,860        62,521
  Increase in other long-term
    liabilities                           5,623         1,107           916
                                     -----------   -----------   -----------
   Net Cash Provided by Operating
      Activities                         23,798       109,828        91,485
                                     -----------   -----------   -----------
Investing Activities:
 Purchase of property
   and equipment                        (40,379)      (31,263)      (28,285)
 Proceeds from sale of property
   and equipment                            120            27           187
 Decrease in other assets                    12           579         7,711
                                     -----------   -----------   -----------
   Net Cash Used in
     Investing Activities               (40,247)      (30,657)      (20,387)
                                     -----------   -----------   -----------
Financing Activities:
 Proceeds (payments) of short-term
   borrowings                            58,000       (17,000)       (8,500)
 Proceeds from notes payable             20,000             -             -
 Payments on long-term debt              (6,609)       (6,483)      (10,337)
 Payment of cash portion of
   patronage dividend                   (23,522)      (27,302)      (25,766)
 Payments of patronage refund
   certificates and patronage
   financing deductions                 (22,790)      (11,287)      (18,886)
 Proceeds from sale of common stock       1,603         1,580         1,394
 Repurchase of common stock             (10,429)      (10,694)       (8,277)
                                     -----------   -----------   -----------
   Net Cash Provided by (Used in)
     Financing Activities                16,253       (71,186)      (70,372)
                                     -----------   -----------   -----------
Increase (Decrease) in
  Cash and Cash Equivalents                (196)        7,985           726
Cash and Cash Equivalents at
  beginning of year                      12,853         4,868         4,142
                                     -----------   -----------   -----------
Cash and Cash Equivalents at
  end of year                         $  12,657     $  12,853     $   4,868
                                     ===========   ===========   ===========

       See accompanying notes to consolidated financial statements.




                         ACE HARDWARE CORPORATION

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) Summary of Significant Accounting Policies

  (a) The Company and Its Business

  Ace Hardware Corporation (the Company) operates as a wholesaler of hardware and related products primarily in the United States, and manufactures paint products. As a dealer-owned cooperative, the Company distributes substantially all of its patronage sourced earnings in the form of patronage dividends to member dealers based on their volume of merchandise purchases. The accompanying consolidated financial statements include the accounts of the Company and subsidiaries, all of which are wholly-owned. All significant intercompany transactions have been eliminated.

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

  (e) Property and Equipment

  Property and equipment are stated at cost less accumulated depreciation and amortization. Expenditures for maintenance, repairs and renewals of relatively minor items are generally charged to earnings. Significant improvements or renewals are capitalized.
  Depreciation expense is computed on both straight-line and accelerated methods based on estimated useful lives as follows:


                                      Useful Life         Principal
                                         Years       Depreciation Method
                                      -----------    -------------------
      Buildings and improvements        10-40           Straight line
      Warehouse equipment                5-10           Accelerated
      Office equipment                   3-10           Various
      Manufacturing equipment            3-20           Straight line
      Transportation equipment            3-7           Straight line

  Leasehold improvements are generally amortized on a straight-line basis over the term of the respective lease.

  (f) Foreign Currency Translation

  Substantially all assets and liabilities of foreign operations are translated at the rate of exchange in effect at the balance sheet date while revenues and expenses are translated at the average monthly exchange rates prevailing during the year. The Company has utilized foreign exchange forward contracts to hedge non-U.S. equity investments. Foreign currency translation adjustments were insignificant for 1996. The fair market value of the forward contracts approximates carrying cost at December 31, 1996.

  (g) Retirement Plans

  The Company has retirement plans covering substantially all non-union employees. Costs with respect to the noncontributory pension plans are determined actuarially and consist of current costs and amounts to amortize prior service costs and unrecognized gains and losses. The Company contribution under the profit sharing plan is determined annually by the Board of Directors.

  (h) Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  (i) Reclassifications

  Certain financial statement reclassifications have been made to prior year amounts to conform to comparable classifications followed in 1996.


(2) Inventories

  Inventories consist primarily of merchandise inventories. Substantially all of the Company's inventory is valued on the last-in, first-out (LIFO) method; the excess of replacement cost over the LIFO value of inventory was approximately $69,867,000 and $66,319,000 at December 31, 1996 and 1995,
respectively. Indirect costs, consisting primarily of warehousing costs, are absorbed as inventory costs rather than period costs.


(3) Short-Term Borrowings

  Short-term borrowings were utilized during 1996 and 1995. The maximum amount outstanding at any month-end during the period was $97,500,000 in 1996 and $95,000,000 in 1995. The weighted average interest rate effective as of December 31, 1996 and 1995 was 7.13% and 6.13%, respectively. Short-term borrowings outstanding as of December 31, 1996 and 1995 were $71,000,000 and $13,000,000, respectively. At December 31, 1996 the Company has available a revolving credit facility with a group of banks providing for $75 million in committed lines and also has available $105 million in uncommitted lines. The aggregate unused line of credit available at December 31, 1996 and 1995 was $109 million and $172 million, respectively. At December 31, 1996 the Company had no compensating balance requirements.


(4) Long-Term Debt

     Long-term debt is comprised of the following:
                                                         December 31,
                                                    ----------------------
                                                       1996         1995
                                                       ----         ----
                                                        (000's omitted)
Notes Payable:
 $20,000,000 due in quarterly installments
    of $540,500 with interest payable quarterly
    at a fixed rate of 8.74%                        $14,595      $16,757
 $20,000,000 due in quarterly installments
    of $952,400 with interest payable quarterly
    at a fixed rate of 6.89%                         12,381       16,190
 $30,000,000 due in semi-annual installments
    of $2,000,000 commencing June 22, 2001
    with interest payable quarterly
    at a fixed rate of 6.47%                         30,000       30,000
 $20,000,000 due in quarterly installments
    of $714,285 commencing September 15, 2004 with
    interest payable quarterly beginning
    December 15, 1996 at a fixed rate of 7.49%       20,000            -
Industrial Development Revenue Bond -
 $125,000 payable quarterly through
    December 1, 1996 with interest at 65%
    of the prime rate                                     -          500
Liability under capitalized leases (see Note 9)         664          816
Installment notes with maturities through 1999
     with various interest rates                        924          910
                                                    -------      -------
                                                     78,564       65,173
Less current installments                             6,727        7,378
                                                    -------      -------
                                                    $71,837      $57,795
                                                    =======      =======

  Aggregate maturities of long-term debt are $6,727,000, $6,507,000, 6,161,000, $3,216,000 and $6,162,000 in 1997 through 2001, respectively, and $49,791,000 thereafter.
  The fair value of the Company's debt based upon discounting future cash flows does not materially vary from the carrying value of such debt as of December 31, 1996 and 1995.


(5) Patronage Dividends and Refund Certificates Payable

  The Company operates as a cooperative organization and has paid or will pay patronage dividends to member dealers on the portion of earnings derived from business done with such dealers. Patronage dividends are allocated in proportion to the volume of purchases by member dealers during the period. The amount of patronage dividends to be remitted in cash depends upon the level of dividends earned by each member outlet, varying from 20% on the total dividends under $5,000 and increasing by 5% on total dividends for each subsequent $2,500 earned to a maximum of 40% on total dividends exceeding $12,500. All amounts exceeding the cash portions will be distributed in the form of Class C $100 par value stock, to a maximum based upon the current year purchase volume or $20,000 whichever is greater, and thereafter in a combination of additional cash and patronage refund certificates having maturity dates and bearing interest as determined by the Board of Directors. A portion of the dealer's annual patronage dividends distributed under the above plan in a form other than cash can be applied toward payment of principal and interest on any balances outstanding for approved exterior signage, computer equipment and store retrofit financing.
  The patronage dividend composition for 1996, 1995 and 1994 follows:

                              Subordinated  Class    Patronage     Total
                       Cash      Refund       C      Financing   Patronage
                     Portion  Certificates  Stock    Deductions   Dividend
                     -------  ------------  -----    ----------  ---------
                                        (000's omitted)

1996                 $28,178     $ 9,500    $26,474     $9,685    $73,837
1995                  23,522       5,032     27,506      8,656     64,716
1994                  27,302       9,920     21,766      5,532     64,520

  Patronage dividends are allocated on a calendar year basis with issuance in the following year.

  The patronage refund certificates outstanding or issuable at December 31, 1996 are payable as follows:

                                                       Interest
          January 1,                       Amount        Rate
          ----------                       ------      --------
                                      (000's omitted)

          1997                           $14,138         6.25%
          1998                            13,782         6.0
          1999                            11,690         6.0
          2000                             9,518         7.0
          2001                             5,149         6.0
          2002                             9,500         6.25


(6) Retirement Plans

  The Company has defined benefit pension plans covering substantially all non-union employees. Benefits are based on years of service, highest average compensation (as defined) and the related profit sharing and primary social security benefit. Contributions to the plan are based on the Entry Age Normal, Frozen Initial Liability actuarial funding method and are limited to amounts that are currently deductible for tax reporting purposes. As of December 31, 1996 plan assets were held primarily in equities, mutual funds and group annuity contracts.
  Pension expense for the years 1996, 1995 and 1994 included the following components:

                                                   1996     1995      1994
                                                   ----     ----      ----
                                                       (000's omitted)

      Service cost - benefits earned during
         the period                              $    72  $  355  $   323
      Interest cost on projected benefit
         obligation                                  486     845      805
      Actual return on plan assets                  (786) (2,288)    (121)
      Net amortization and deferral                  292   1,257   (1,073)
                                                 -------- ------- --------
      Net periodic pension expense (income)      $    64  $  169   $  (66)
                                                 ======== ======= ========


  In 1995 and 1996, the plan settled a portion of the liability to retirees and vested terminated participants through lump sum payments and the purchase of single premium annuity contracts. In addition to the net periodic pension expense, the Company recognized a net loss of $475,000 and $1,380,000 in 1996 and 1995, respectively, related to this settlement.

  The following table sets forth the funded status of the plans and amounts recognized in the Company's Consolidated Balance Sheet at December 31, 1996 and 1995 (December 31st measurement date):
                                                         December 31,
                                                       1996        1995
                                                       ----        ----
                                                        (000's omitted)

      Accumulated benefit obligation,
        including vested benefits of
        $6,185,000 and $7,383,000                     $ 6,196    $ 7,613
                                                     =========  =========

      Plan assets at fair value                       $ 7,965    $ 9,932
      Projected benefit obligation for
        service rendered to date                        6,487      8,832
                                                     ---------  ---------
      Plan assets in excess of
        projected benefit obligation                  $ 1,478    $ 1,100

      Unrecognized net gain from past experience
         different from that assumed and effects of
         changes in assumptions                           107      1,775
      Remaining unrecognized net asset being
        amortized over participants average
        remaining service period                         (845)    (1,672)
                                                     ---------  ---------
      Prepaid pension cost included in other assets   $   740    $ 1,203
                                                     =========  =========

  The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.5% in 1996 and 7.0% in 1995. The related expected long-term rate of return was 8.0% in 1996 and 1995. The rate of increase in future compensation was projected using actuarial salary tables plus 1.0% in 1996 and 1995.
  The Company also participates in several multi-employer plans covering union employees. Amounts charged to expense and contributed to the plans totaled approximately $265,000, $275,000 and $282,000, in 1996, 1995 and
1994, respectively.
  The Company's profit sharing plan contribution for the years ended 1996, 1995 and 1994 was approximately $11,357,000, $9,902,000 and $9,381,000, respectively.


(7) Income Taxes

  As a cooperative, the Company distributes substantially all of its patronage sourced earnings to its members in the form of patronage dividends. The 1996, 1995 and 1994 provisions for federal income taxes were $860,000, $939,000 and $924,000, respectively, and for state income taxes were $258,000, $262,000 and $205,000, respectively.
  The Company made tax payments of $1,524,000, $1,625,000 and $1,222,000 during 1996, 1995 and 1994, respectively.


(8)  Member Dealers' Equity

  The Company's classes of stock are described below:
                                                        Number of Shares
                                                         at December 31,
                                                       --------------------
                                                         1996       1995
                                                         ----       ----
      Class A Stock, voting, redeemable at par value -
        Authorized                                      10,000      10,000
        Issued and outstanding                           3,937       3,905

      Class B Stock, nonvoting, redeemable at not less
      than twice par value-
        Authorized                                       6,500       6,500
        Issued                                           6,499       6,499
        Outstanding                                      2,896       3,028
        Treasury stock                                   3,603       3,471

      Class C Stock, nonvoting, redeemable at not less
      than par value -
        Authorized                                   4,000,000   2,000,000
        Issued and outstanding                       1,967,420   1,778,173
        Issuable as patronage dividends                264,740     275,059

      Additional Stock Subscribed:
        Class A Stock                                      337         332
        Class B Stock                                        -           -
        Class C Stock                                   24,500      23,320

  At December 31, 1996 and 1995 there were no common shares reserved for options, warrants, conversions or other rights; nor were any options granted or exercised during the two years then ended.
  Member dealers may subscribe for the Company's stock in various prescribed combinations. Only one share of Class A Stock may be owned by a dealer with respect to the first member retail outlet controlled by such dealer. Only four shares of Class B Stock may be owned by a dealer with respect to each retail outlet controlled by such dealer, but only if such outlet was a member of the Company on or before February 20, 1974. An appropriate number of shares of Class C Stock must be included in any subscription by a dealer in an amount to provide that such dealer has a par value of all shares subscribed for equal to $5,000 for each retail outlet. Unregistered shares of Class C Stock are also issued to dealers in connection with patronage dividends. No dividends can be declared on any shares of any class of the Company's Stock.
  Upon termination of the Company's membership agreement with any retail outlet, all shares of stock of the Company, held by the dealer owning or controlling such outlet, must be sold back to the Company, unless a transfer of such shares is made to another party accepted by the Company as a member dealer with respect to the same outlet.
  A Class A share is issued to a member dealer only when the share subscribed has been fully paid. Class B and Class C shares are only issued when all such shares subscribed with respect to a retail outlet have been fully paid. Class C stock issuable as patronage dividends are issued in the following year and are not issued in excess of amounts authorized. Additional Stock Subscribed in the accompanying statements represents the par value of shares subscribed, reduced by the unpaid portion.
  All shares of stock are currently issued and repurchased at par value, except for Class B Stock which is repurchased at twice its par value, or $2,000 per share. Upon retirement of Class B shares held in treasury, the excess of redemption price over par is allocated equally between contributed capital and retained earnings.
  Transactions during 1994, 1995 and 1996 affecting treasury shares follow:

                                                   Shares Held in Treasury
                                                   ------------------------
                                                Class A   Class B    Class C
                                                -------  -------     -------
Balance at December 31, 1993                         -     3,083          -
 Stock issued                                        -         -          -
 Stock repurchased                                 240       168     77,013
 Stock retired                                    (240)        -    (77,013)
                                                --------  --------  ---------

Balance at December 31, 1994                         -     3,251          -
 Stock issued                                        -         -          -
 Stock repurchased                                 256       220     99,975
 Stock retired                                    (256)        -    (99,975)
                                                --------  --------  ---------

Balance at December 31, 1995                         -     3,471          -
 Stock issued                                        -         -          -
 Stock repurchased                                 236       132     99,290
 Stock retired                                    (236)        -    (99,290)
                                                --------  --------  ---------
Balance at December 31, 1996                          -    3,603          -
                                                ========  ========  ========


(9) Commitments

  Leased property under capital leases is included as "Property and Equipment" in the consolidated balance sheets as follows:

                                                       December 31,
                                                       ------------
                                                     1996       1995
                                                     ----       ----
                                                     (000's omitted)

   Buildings and improvements                      $3,422     $3,422
   Data processing equipment                        1,783      1,441
   Less: Accumulated depreciation
      and amortization                             (4,678)    (4,106)
                                                   -------    -------
                                                   $  527     $  757
                                                   =======    =======

  The Company rents buildings and warehouse, office and certain other equipment under capital and operating leases. At December 31, 1996 annual minimum rental commitments under leases that have initial or remaining noncancelable terms in excess of one year are as follows:

Year Ending
December 31,                                       Capital   Operating
-------------                                      -------   ---------
                                                     (000's omitted)

1997                                               $   437     $16,185
1998                                                   257      14,570
1999                                                     -      11,915
2000                                                     -      10,020
2001                                                     -       8,811
Thereafter                                               -      28,449
                                                   -------     -------
   Total minimum lease payments                        694     $89,950
Less amount representing interest                       30     =======
                                                   -------
Present value of total minimum lease payments      $   664
                                                   =======

  All leases expire prior to 2010. Under certain leases, the Company pays real estate taxes, insurance and maintenance expenses in addition to rental expense. Management expects that in the normal course of business, leases that expire will be renewed or replaced by other leases. Rent expense was approximately $29,747,000, $25,024,000 and $21,814,000 in 1996, 1995 and
1994, respectively. Rent expense includes $5,503,000, $4,724,000 and $4,382,000 in contingent rentals paid in 1996, 1995 and 1994, respectively, primarily for transportation equipment mileage.


(10) Media Expense

  The Company expenses media costs the first time the advertising takes place. Gross media expense, prior to income offsets from dealers and suppliers, amounting to $64,333,000, $58,765,000 and $52,185,000 was charged to operations in 1996, 1995 and 1994, respectively.


(11) Interest Expense

  Capitalized interest totaled $523,000, $497,000 and $213,000 in 1996, 1995 and 1994, respectively. Interest paid was $12,452,000, $13,574,000 and $13,518,000 in 1996, 1995 and 1994, respectively.





                             INDEX TO EXHIBITS


Exhibits
Enclosed                      Description
--------                      -----------
21        Subsidiaries of the Registrant
24        Powers of Attorney

  Exhibits
Incorporated
by Reference                  Description
------------                  -----------
2         Not Applicable
3-A Restated Certificate of Incorporation of the Registrant dated September 18, 1974 filed as Exhibit 3-A to the Registrant's Form S-1 Registration Statement (Registration No. 2-55860) on March
          30, 1976 and incorporated herein by reference.
3-B By-laws of the Registrant as amended through September 19, 1995 included as Appendix A to the Prospectus constituting a part of the Post Effective Amendment No. 2 to the Registrant's Form S-2 Registration Statement filed on or about March 12, 1997 (Registration No. 33-58191) and incorporated herein by reference.
3-C Certificate of Amendment to the restated Certificate of Incorporation of the Registrant dated May 19, 1976 filed as
          Exhibit 3-D to Amendment No. 1 to the Registrant's Form S-1 Registration Statement (Registration No. 2-55860) on June 10,
          1976 and incorporated herein by reference.
3-D Certificate of Amendment to the restated Certificate of Incorporation of the Registrant dated May 21, 1979 filed as
          Exhibit 3-F to Amendment No. 1 to the Registrant's Form S-1 Registration Statement (Registration No. 2-63880) on May 23, 1979 and incorporated herein by reference.
3-E Certificate of Amendment to the restated Certificate of Incorporation of the Registrant dated June 7, 1982 filed as
          Exhibit 3-G to the Registrant's Form S-1 Registration Statement (Registration No. 2-82460) on March 16, 1983 and incorporated herein by reference.
3-F Certificate of Amendment to the restated Certificate of Incorporation of the Registrant dated June 5, 1987 filed as
          Exhibit 3-F to the Registrant's Form S-1 Registration Statement (Registration No. 33-4299) on March 29, 1988 and incorporated by reference.
3-G Certificate of Amendment to the restated Certificate of Incorporation of the Registrant dated June 16, 1989 filed as
          Exhibit 4-G to Post Effective Amendment No. 1 to the Registrant's S-2 Registration Statement filed on or about March 20, 1990 and incorporated by reference.
3-H Certificate of Amendment to the restated Certificate of Incorporation of the Registrant filed as Exhibit 4-H to Post-Effective Amendment No. 2 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) filed on or about March 12, 1997 and incorporated herein by reference.
4-A Specimen copy of Class B stock certificate as revised as of November, 1984, filed as Exhibit 4-A to Post-Effective Amendment No. 2 to the Registrant's Form S-1 Registration Statement (Registration No. 2-82460) on March 15, 1985 and incorporated herein by reference.
4-B Specimen copy of Patronage Refund Certificate as revised in 1988 filed as Exhibit 4-B to Post-Effective Amendment No. 2 to the Registrant's Form S-1 Registration Statement (Registration No. 33-
          4299) on March 29, 1988 and incorporated herein by reference.
4-C Specimen copy of Class A stock certificate as revised in 1987 filed as Exhibit 4-C to Post-Effective Amendment No. 2 to the Registrant's Form S-1 Registration Statement (Registration No. 33-
          4299) on March 29, 1988 and incorporated herein by reference.
4-D       Specimen copy of Class C stock certificate filed as Exhibit 4-I to the Registrant's Form S-1 Registration Statement (Registration No. 2-82460) on March 16, 1983 and incorporated herein by reference.
4-E Copy of current standard form of Subscription for Capital Stock Agreement to be used for dealers to subscribe for shares of the Registrant's stock in conjunction with new membership agreements submitted to the Registrant filed as Exhibit 4-L to Post-Effective Amendment No. 2 to the Registrant's Form S-2 Registration Statement (Registration No. 33-46449) on or about March 23, 1994 and incorporated herein by reference.
4-F Copy of plan for the distribution of patronage dividends with respect to purchases of merchandise made from the Registrant on or after January 1, 1995 adopted by the Board of Directors of the Registrant on July 26, 1994 filed as Exhibit 4-M to the Registrant's Form S-2 Registration Statement on or about March
          15, 1996 (Registration No. 33-58191) and incorporated herein by reference.
9         No Exhibit
10-A Copy of Retirement Benefits Replacement Plan of the Registrant, restated as of January 1, 1989, filed as Exhibit 10-A to Post-Effective Amendment No. 2 to the Registrant's Form S-2 Registration Statement (Registration No. 33-46449) on or about March 23, 1994 and incorporated herein by reference.
10-B      Copy of resolutions amending the 1990 Incentive Compensation
          Plans for Executives and establishing the Executive Supplemental Benefit Plans of the Registrant adopted by its Board of Directors on December 11, 1990 and filed as Exhibit 10-G to Post Effective Amendment No. 2 to the Registrant's Form S-2 Registration Statement (Registration No. 33-27790) on March 20, 1991 and incorporated herein by reference.
10-C Copy of amendment to the Executive Supplemental Benefits Plan of the Registrant adopted by its Board of Directors on July 30, 1991 filed as Exhibit 10-E to the Registrant's Form S-2 Registration Statement (Registration No. 33-46449) on March 23, 1992 and incorporated herein by reference.
10-D Copy of amendment to the Executive Supplemental Benefits Plan of the Registrant adopted by its Board of Directors on December 9, 1991 filed as Exhibit 10-F to the Registrant's Form S-2 Registration Statement (Registration No. 33-46449) on March 23, 1992 and incorporated herein by reference.
10-E Copy of the "Ace Hardware Corporation Officer's (sic) Incentive Compensation Plan" as amended and restated effective January 1, 1994, filed as Exhibit 10-G to Post-Effective Amendment No. 2 to the Registrant's Form S-2 Registration Statement (Registration
          No. 33-46449) on or about March 23, 1994 and incorporated herein by reference.
10-F Copy of Employment Agreement dated October 4, 1994 between Ace Hardware Corporation and Paul M. Ingevaldson filed as Exhibit 10-F to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 23, 1995 and incorporated herein by reference.
10-G Copy of Employment Agreement dated October 4, 1994 between Ace Hardware Corporation and David F. Hodnik filed as Exhibit 10-G to the Registrant's Form S-2 Registration Statement (Registration
          No. 33-58191) on or about March 23, 1995 and incorporated herein by reference.
10-H Copy of Employment Agreement dated October 12, 1994 between Ace Hardware Corporation and William A. Loftus filed as Exhibit 10-H to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 23, 1995 and incorporated herein by reference.
10-I Copy of Employment Agreement dated March 22, 1994 between Ace Hardware Corporation and Fred J. Neer filed as Exhibit 10-a-3 to the Registrant's Form S-2 Registration Statement (Registration
          No. 33-58191) on or about March 23, 1995 and incorporated herein by reference.
10-J Copy of Employment Agreement dated March 22, 1994 between Ace Hardware Corporation and Donald L. Schuman filed as Exhibit 10-a-4 to the Registrant's Form S-2 Registration Statement on (Registration No. 33-58191) or about March 23, 1995 and incorporated herein by reference.
10-K Copy of Employment Agreement dated March 24, 1994 between Ace Hardware Corporation and Michael C. Bodzewski filed as Exhibit 10-a-7 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 23, 1995 and incorporated herein by reference.
10-L Copy of Form of Executive Officer Employment Agreement effective January 1, 1996 filed as Exhibit 10-a-17 to Post-Effective Amendment No. 1 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 15, 1996 and incorporated herein by reference.
10-M Copy of Loan Agreement with Anne Arundel County, Maryland dated December 1, 1981 securing 15-year floating rate industrial development revenue bonds in the principal sum of $9,000,000 held by The Northern Trust Company, Chicago, Illinois, for itself and other participating lenders filed as Exhibit 10-A-k to Post-Effective Amendment No. 3 to the Registrant's Form S-1 Registration Statement (Registration No. 2-63880) on March 9,
          1982 and incorporated herein by reference.
10-N Copy of Note Purchase and Private Shelf Agreement with the Prudential Insurance Company of America dated September 27, 1991 securing 8.74% Senior Series A Notes in the principal sum of $20,000,000 with a maturity date of July 1, 2003 filed as Exhibit 10-A-q to the Registrant's Form S-2 Registration Statement (Regis-tration No. 33-46449) on March 23, 1992 and incorporated herein by reference.
10-O Copy of Standard Form of Ace Hardware International Retail Merchant Agreement adopted in 1990, filed as Exhibit 10-A-q to Post Effective Amendment No. 2 to the Registrant's Form S-2 Registration Statement (Registration No. 33-27790) on March 20, 1991 and incorporated herein by reference.
10-P      Copy of current standard form of Ace Hardware Membership
          Agreement filed as Exhibit 10-P to Pre-Effective Amendment No. 2 to the Registrant's form S-2 Registration Statement (Registration No. 33-58191) on or about April 26, 1995 and incorporated herein by reference.
10-Q      Copy of 6.89% Senior Series B notes in the aggregate principal sum of $20,000,000 issued July 29, 1992 with a maturity date of January 1, 2000 pursuant to Note Purchase and Private Shelf Agreement with the Prudential Insurance Company of America dated September 27, 1991 and filed as Exhibit 10-A-r to Post Effective Amendment No. 1 to the Registrant's Form S-2 Registration Statement (Registration No. 33-46449) on March 22, 1993 and incorporated herein by reference.
10-R Copy of 6.47% Senior Series A notes in the aggregate principal amount of $30,000,000 issued September 22, 1993 with a maturity date of June 22, 2008, and $20,000,000 Private Shelf Facility, pursuant to Note Purchase and Private Shelf Agreement with the Prudential Insurance Company of America dated as of September 22, 1993, filed as Exhibit 10-R to Post-Effective Amendment No. 2 to the Registrant's Form S-2 Registration Statement (Registration
          No. 33-46449) on or about March 23, 1994 and incorporated herein by reference.
10-S Assignment and Assumption dated October 22, 1992 of Lease dated August 31, 1992 with MTI Vacations, Inc. filed as Exhibit 10-A-s to Post Effective Amendment No. 1 to the Registrant's Form S-2 Registration Statement (Registration No. 33-46449) on March 22, 1993 and incorporated herein by reference.
10-T Copy of Amendment to the Executive Supplemental Benefit Plans of the Registrant adopted by its Board of Directors on March 17,
          1992 and filed as Exhibit 10-A-t to the Registrant's Form S-2 Registration Statement (Registration No. 33-46449) on March 22, 1993 and incorporated herein by reference.
10-U Copy of Lease dated September 30, 1992 for general offices of the Registrant in Oak Brook, Illinois filed as Exhibit 10-A-u to the Registrant's Form S-2 Registration Statement (Registration No. 33-46449) on March 22, 1993 and incorporated herein by reference.
10-V Copy of Fourth Amendment to Executive Supplemental Benefit Plans effective January 1, 1994 filed as Exhibit 10-V to Post-Effective Amendment No. 2 to the Registrant's Form S-2 Registration Statement (Registration No. 33-46449) on or about March 23, 1994 and incorporated herein by reference.
10-W Copy of Ace Hardware Corporation Deferred Director Fee Plan as amended on June 8, 1993, filed as Exhibit 10-W to Post-Effective Amendment No. 2 to the Registrant's Form S-2 Registration Statement (Registration No. 33-46449) on or about March 23, 1994 and incorporated herein by reference.
10-X Copy of Ace Hardware Corporation Deferred Compensation Plan effective January 1, 1994, filed as Exhibit 10-X to Post-Effective Amendment No. 2 to the Registrants Form S-2
          Registration Statement (Registration No. 33-46449) on or about March 23, 1994 and incorporated herein by reference.
10-Y Copy of Lease dated September 22, 1994 for bulk merchandise redistribution center of the Registrant in Carol Stream, Illinois filed as Exhibit 10-Y to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 23, 1995 and incorporated herein by reference.
10-Z Copy of Lease dated May 4, 1994 for freight consolidation center of the Registrant in Chicago, Illinois filed as Exhibit 10-Z to the Registrant's Form S-2 Registration Statement (Registration
          No. 33-58191) on or about March 23, 1995 and incorporated herein by reference.
10-a-1 Copy of Long-Term Incentive Compensation Deferral Option Plan of the Registrant effective January 1, 1995 adopted by its Board of Directors on December 6, 1994 filed as Exhibit 10-a-1 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 23, 1995 and incorporated herein by reference.
10-a-2 Copy of Directors' Deferral Option Plan of the Registrant effective January 1, 1995 adopted by its Board of Directors on December 6, 1994 filed as Exhibit 10-a-2 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or
          about March 23, 1995 and incorporated herein by reference.
10-a-3 Copy of Agreement dated January 6, 1995 between Ace Hardware Corporation and Roger E. Peterson filed as Exhibit 10-a-9 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 23, 1995 and incorporated herein by reference.
10-a-4    Copy of Ace Hardware Corporation Officer Incentive Plan for
          Fiscal Year 1994 filed as Exhibit 10-a-10 to the Registrant's
          Form S-2 Registration Statement (Registration No. 33-58191) on or about March 23, 1995 and incorporated herein by reference.
10-a-5    Copy of Lease dated July 28, 1995 between A.H.C. Store
          Development Corp. and Tri-R Corporation for retail hardware store premises located in Yorkville, Illinois filed as Exhibit 10-a-11 to Post-Effective Amendment No. 1 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 15, 1996 and incorporated herein by reference.
10-a-6 Copy of Lease dated October 31, 1995 between Brant Trade & Industrial Park, Inc. and Ace Hardware Canada Limited for warehouse space in Brantford, Ontario, Canada filed as Exhibit 10-a-12 to Post-Effective Amendment No. 1 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 15, 1996 and incorporated herein by reference.
10-a-7 Copy of Lease dated November 27, 1995 between 674573 Ontario Limited and Ace Hardware Canada Limited for general office space in Markham, Ontario, Canada filed as Exhibit 10-a-13 to Post-Effective Amendment No. 1 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 15, 1996 and incorporated herein by reference.
10-a-8 Copy of Lease dated February 9, 1995 between Leroy M. Merritt and the Registrant for its Baltimore, Maryland redistribution center filed as Exhibit 10-a-14 to Post-Effective Amendment No. 1 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 15, 1996 and incorporated herein by reference.
10-a-9 Copy of First Amendment to the Ace Hardware Corporation Long-Term Incentive Compensation Deferral Option Plan effective December 5, 1995 filed as Exhibit 10-a-15 to Post-Effective Amendment No. 1 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 15, 1996 and incorporated herein by reference.
10-a-10   Copy of First Amendment to the Ace Hardware Corporation
          Directors' Deferral Option Plan effective December 5, 1995 filed as Exhibit 10-a-16 to Post-Effective Amendment No. 1 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 15, 1996 and incorporated herein by reference.
10-a-11 Copy of Ace Hardware Corporation Executive Benefit Security Trust Agreement effective July 19, 1995 filed as Exhibit 10-a-18 to Post-Effective Amendment No. 1 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 15, 1996 and incorporated herein by reference.
10-a-12 Copy of current standard form License Agreement for International Retail Merchants adopted in 1996 filed as Exhibit 10-a-12 to Post-Effective Amendment No. 2 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 12, 1997 and incorporated herein by reference.
10-a-13 Copy of Lease Agreement dated as of September 1, 1996 for the Registrant's project facility in Wilton, New York filed as
          Exhibit 10-a-13 to Post-Effective Amendment No. 2 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 12, 1997 and incorporated herein by reference.
10-a-14 Copy of 6.47% Series A Senior Notes in the aggregate principal amount of $30,000,000 issued August 23, 1996 with a maturity date of June 22, 2008, and $70,000,000 Private Shelf Facility,
          pursuant to Amended and Restated Note Purchase and Private Shelf Agreement with the Prudential Insurance Company dated August 23, 1996 and filed as Exhibit 10-a-14 to Post-Effective Amendment No. 2 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 12, 1997 and incorporated herein by reference.
11        No Exhibit.
12        No Exhibit.
13        No Exhibit.
16        Not Applicable.
18        No Exhibit.
22        Not Applicable.
23        Consent of KPMG Peat Marwick LLP, dated March 10, 1997, filed as
          Exhibit 23(a) to Post-Effective Amendment No. 2 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) filed on or about March 12, 1997 and incorporated herein by reference.
27 Financial Data Schedule filed as Exhibit 27 to Post-Effective Amendment No. 2 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) filed on or about March 12, 1997 and incorporated herein by reference.
28        Not Applicable.


Supplemental Information to be Furnished with Reports Filed Pursuant to
  Section 15(d) of the Act by Registrants which have not Registered Securities Pursuant to Section 12 of the Act.

  As of the date of the foregoing Report, no annual report for the Registrant's year ended December 31, 1996, nor any proxy soliciting materials for the Registrant's 1997 annual meeting have been sent to security holders. Copies of such Annual Report and proxy soliciting materials will subsequently be sent to security holders and furnished to the Securities and Exchange Commission.