Form 10-Q
period 1997-03-31
ACE HARDWARE CORP
filed 1997-05-13
CIK 2024

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


 For Quarter ended March 31, 1997 Commission File Number  2-63880


                           ACE HARDWARE CORPORATION
          (Exact name of registrant as specified in its charter)


              DELAWARE                                       36-0700810
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                     Identification No.)


    2200 Kensington Court, Oak Brook, IL                 60521
   (Address of principal executive offices)            (Zip code)


 Registrant's telephone number, including area code    (630) 990-6600


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

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


                  Class                  Outstanding at March 31, 1997
 Class A Voting Stock - $1,000 par value              3,940  shares
 Class B Stock        - $1,000 par value              2,840  shares
 Class C Stock        - $  100 par value          1,947,470  shares









                         ACE HARDWARE CORPORATION

                                  INDEX


 Part I. - Financial Information:                                  Page No.


     Consolidated Balance Sheets -
        March 31, 1997 and December 31, 1996                          1


     Consolidated Statements of Earnings - Three Months Ended
        March 31, 1997 and 1996                                       2


     Consolidated Statements of Cash Flows - Three Months Ended
        March 31, 1997 and 1996                                       3


     Notes to Consolidated Financial Statements                       4


     Management's Discussion and Analysis of Financial
        Condition and Results of Operations                           5


 Part II. - Other Information                                         6




                         PART I.  FINANCIAL INFORMATION
                            ACE HARDWARE CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                March 31,      December 31,
                                                  1997             1996
                                                     (000's omitted)

 ASSETS

Current Assets:
Cash                                        $       8,871    $      12,657
Accounts Receivable, Net                          371,499          347,248
Merchandise Inventory                             317,325          327,145
Prepaid Expenses and Other Current Assets          12,250           11,880
                                            --------------   --------------
Total Current Assets                              709,945          698,930

Property and Equipment, Net                       220,905          213,534
Other Assets                                        6,324            3,911
                                            --------------   --------------
Total Assets                                $     937,174    $     916,375
                                            ==============   ==============

LIABILITIES AND MEMBER DEALERS' EQUITY

Current Liabilities:
Current Installment of Long-Term Debt       $       6,953    $       6,727
Short-Term Borrowings                              86,968           71,000
Accounts Payable                                  369,506          394,070
Patronage Dividends Payable in Cash                30,783           28,178
Patronage Refund Certificates Payable              13,748           14,138
Accrued Expenses                                   46,173           36,349
                                            --------------   --------------
Total Current Liabilities                         554,131          550,462

Notes Payable                                     100,556           71,837
Patronage Refund Certificates Payable              36,612           49,639
Other Long-Term Liabilities                        12,115           11,074
                                            --------------   --------------
Total Liabilities                                 703,414          683,012

Member Dealers' Equity:
Class A Stock of $1,000  Par Value                  3,990            3,937
Class B Stock of $1,000  Par Value                  6,499            6,499
Class C Stock of $100  Par Value                  197,150          196,742
Class C Stock of $100  Par Value, Issuable         28,902           26,474
Additional Stock Subscribed,
     Net of Unpaid Portion                            515              502
Retained Earnings and Contributed Capital           6,496            6,415
                                            --------------   --------------
Total Member Dealers' Equity                      243,552          240,569
Less: Treasury Stock, at Cost                       9,792            7,206
                                            --------------   --------------
Total Member Dealers' Equity                      233,760          233,363

Total Liabilities and
     Member Dealers' Equity                 $     937,174    $     916,375
                                            ==============   ==============

See accompanying notes to consolidated financial statements.




                            ACE HARDWARE CORPORATION
                       CONSOLIDATED STATEMENTS OF EARNINGS


                                               Three Months Ended March 31,
                                                   1997             1996
                                                      (000's omitted)

Net Sales                                   $     642,137    $     593,186
Cost of Sales                                     595,858          551,741
                                            --------------   --------------
     Gross Profit                                  46,279           41,445

Operating Expenses:
     Warehouse and Distribution                    11,468            8,506
     Selling, General and Administrative           18,241           15,792
     Retail Success and Development                 5,555            5,908
                                            --------------   --------------
     Total Operating Expenses                      35,264           30,206
                                            --------------   --------------

     Operating Income                              11,015           11,239

     Interest Expense                              (3,607)          (2,472)
     Other Income, Net                              1,204            1,167
     Income Taxes                                    (310)            (355)
                                            --------------   --------------
Net Earnings                                $       8,302    $       9,579
                                            ==============   ==============

Distribution of Net Earnings:
     Patronage Dividends                    $       8,221    $      10,467
     Retained Earnings                                 81             (888)
                                            --------------   --------------
Net Earnings                                $       8,302    $       9,579
                                            ==============   ==============

See accompanying notes to consolidated financial statements.




                            ACE HARDWARE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                THREE MONTHS ENDED MARCH 31,
                                                   1997              1996
                                                       (000's omitted)
Operating Activities:
      Net Earnings                          $       8,302    $       9,579

   Adjustments to reconcile net earnings
   to net cash provided by operating
   activities:
      Depreciation                                  4,620             4,051
      Loss on sale of property and equipment          113                 0
      Increase in accounts receivable, net        (24,251)          (38,893)
      Decrease (Increase) in
          merchandise inventory                     9,820           (23,877)
      Increase in prepaid expenses and
          other current assets                       (370)           (1,904)
      Increase (Decrease) in accounts
          payable and accrued expenses            (14,740)           41,900
      Increase (Decrease) in other
          long-term liabilities                     1,041                 6
                                            --------------   ---------------
   Net Cash Used In Operating Activities          (15,465)           (9,138)

Investing Activities:
      Purchases of property and equipment         (12,239)           (8,894)
      Proceeds from sale of
          property and equipment                      135                 0
      Increase in other assets                     (2,413)             (149)
                                            --------------   ---------------
   Net Cash Used In Investing Activities          (14,517)           (9,043)

Financing Activities:
      Proceeds from short-term borrowings          15,968            22,500
      Proceeds from notes payable                  30,000                 0
      Principal payments on long-term debt         (1,055)           (1,437)
      Payments on refund certificates and
         patronage financing programs             (16,605)          (14,163)
      Proceeds from sale of common stock              474               382
      Repurchase of common stock                   (2,586)           (1,853)
                                            --------------   ---------------
   Net Cash Provided by Financing Activities       26,196             5,429
                                            --------------   ---------------

   Decrease in Cash and Cash Equivalents           (3,786)          (12,752)

   Cash and Cash Equivalents at
      Beginning of Period                          12,657            12,853
                                            --------------   ---------------
   Cash and Cash Equivalents at
      End of Period                         $       8,871    $          101
                                            ==============   ===============

See accompanying notes to consolidated financial statements.







                         ACE HARDWARE CORPORATION

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     1)   General

          The accompanying consolidated financial statements have not been examined by independent public accountants except for the December 31, 1996 balance sheet but in the opinion of the Company reflect all adjustments necessary to present fairly the financial position as of March 31, 1997 and 1996 and the results of operations and cash flows for the three months then ended. These interim figures are not necessarily indicative of the results to be expected for the full year.

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

     3)   Reclassifications

          Certain financial statement reclassifications have been made to prior year and prior quarter amounts to conform to comparable classifications followed in 1997.


     4)     Notes Payable

          In March 1997, the Company entered into a $30,000,000 loan agreement due March 25, 2009. The note bears interest at 7.55% per annum, payable quarterly. Annual principle payments commence on March 25, 2005 and continue through 2009.





                            ACE HARDWARE CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Three Months Ended March 31, 1997 compared to Three Months Ended March 31, 1996.

Results of Operations

Net sales increased 8.3% in 1997 primarily due to increased existing dealer volume, targeted efforts on new store development and conversions to the Ace program and the June 1996 start-up of Canada operations.

Gross profit increased 11.7% vs. 1996, and increased as a percent of sales due to increased cash and vendor discounts, improved manufacturing gross profit and gross profit from the Canadian operation.

Warehouse and distribution expenses increased $3.0 million and as a percent of sales versus 1996 due to costs for the operation of one additional domestic and two Canadian facilities opened in mid 1996 and wages to support the sales increase. Lower traffic and freight consolidations income also contributed to the 1997 expense increase.

Selling, general and administrative expenses increased $2.5 million or 15.5% and as a percent of sales due to costs associated with the Canadian operation and increased data processing expenses.

Retail success and development expenses decreased $353,000 or 6.0%, and as a percent of sales primarily due to increased advertising income. Increased retail investments partially offset the first quarter advertising income increase.

Interest expense increased 45.9% or $1.1 million vs. 1996 due to increased inventory levels, additional dealer dating programs and higher interest rates. Additional long-term debt was issued in the first quarter to fund long-term capital investments.

Liquidity and Capital Resources

The company expects that internally generated funds, along with new and established lines of credit and long-term financing, will be the primary financing sources for capital expenditures in the future.





                           PART II. OTHER INFORMATION

                            ACE HARDWARE CORPORATION


Item 6. Exhibits and Reports on From 8-K.

          (b) There were no reports on Form 8-K filed for the three month period ended March 31, 1997.


                                   SIGNATURE







Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









    ACE HARDWARE CORPORATION




       RITA D. KAHLE                    DATE MAY 13, 1997
       Rita D. Kahle
  Vice President, Finance

(Principal Financial and Accounting Officer, and duly authorized Officer of the registrant)