Form 10-Q
period 1997-06-30
ACE HARDWARE CORP
filed 1997-08-14
CIK 2024

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


 For Quarter ended June 30, 1997 Commission File Number  2-63880


                           ACE HARDWARE CORPORATION
          (Exact name of registrant as specified in its charter)


              DELAWARE                                 36-0700810
     (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)               Identification No.)


 2200 Kensington Court, Oak Brook, IL                  60523-2100
   (Address of principal executive offices)            (Zip code)


 Registrant's telephone number, including area code (630)990-6600


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

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


                  Class                     Outstanding at June  30, 1997
 Class A Voting Stock - $1,000 par value            3,925  shares
 Class B Stock        - $1,000 par value            2,800  shares
 Class C Stock        - $  100 par value        2,184,519  shares



                         ACE HARDWARE CORPORATION

                                  INDEX


 Part I. - Financial Information:                               Page No.


     Consolidated Balance Sheets -
        June 30, 1997 and December 31, 1996                           1


     Consolidated Statements of Earnings - Six Months and Three
        Months Ended June 30, 1997 and 1996                           2


     Consolidated Statements of Cash Flows - Six Months Ended
        June 30, 1997 and 1996                                        3


     Notes to Consolidated Financial Statements                       4


     Management's Discussion and Analysis of Financial
        Condition and Results of Operations                         5 & 6


 Part II. - Other Information                                         7


























                    PART I.  FINANCIAL INFORMATION
                       ACE HARDWARE CORPORATION
                     CONSOLIDATED BALANCE SHEETS

                                               June 30,     December 31,
                                                 1997             1996
                                                  (000's omitted)
ASSETS

Current Assets:
Cash                                           $   11,176    $   12,657
Accounts Receivable, Net                          419,965       347,248
Merchandise Inventory                             298,672       327,145
Prepaid Expenses and Other Current Assets          15,824        11,880
                                               ----------    ----------
Total Current Assets                              745,637       698,930

Property and Equipment, Net                       239,274       213,534
Other Assets                                        7,838         3,911
                                               ----------    ----------
Total Assets                                   $  992,749    $  916,375
                                               ==========    ==========

LIABILITIES AND MEMBER DEALERS' EQUITY

Current Liabilities:
Current Installment of Long-Term Debt          $    7,632    $    6,727
Short-Term Borrowings                              64,903        71,000
Accounts Payable                                  451,844       394,070
Patronage Dividends Payable in Cash                13,272        28,178
Patronage Refund Certificates Payable              13,665        14,138
Accrued Expenses                                   45,750        36,349
                                               ----------    ----------
Total Current Liabilities                         597,066       550,462

Notes Payable                                     100,251        71,837
Patronage Refund Certificates Payable              40,246        49,639
Other Long-Term Liabilities                        13,743        11,074
                                               ----------    ----------
Total Liabilities                                 751,306       683,012

Member Dealers' Equity:
Class A Stock of $1,000  Par Value                  4,046         3,937
Class B Stock of $1,000  Par Value                  6,499         6,499
Class C Stock of $100  Par Value                  223,776       196,742
Class C Stock of $100  Par Value, Issuable         12,368        26,474
Additional Stock Subscribed,
     Net of Unpaid Portion                            568           502
Retained Earnings and Contributed Capital           7,025         6,415
                                               ----------    ----------
Total Member Dealers' Equity                      254,282       240,569
Less: Treasury Stock, at Cost                      12,839         7,206
                                               ----------    ----------
Total Member Dealers' Equity                      241,443       233,363

Total Liabilities and Member Dealers' Equity   $  992,749    $  916,375
                                               ==========    ==========

See accompanying notes to consolidated financial statements.

                    ACE HARDWARE CORPORATION
               CONSOLIDATED STATEMENTS OF EARNINGS


                              Three Months Ended      Six Months Ended
                              June 30,   June 30,     June 30,      June 30,
                                 1997       1996        1997           1996
                                (000's omitted)        (000's omitted)

Net Sales                     $788,567   $714,437   $1,430,704   $1,307,623
Cost of Sales                  725,269    659,512    1,321,127    1,211,253
                              --------   --------   ----------   ----------
Gross Profit                    63,298     54,925      109,577       96,370

Operating Expenses:
     Warehouse and Distribution  8,289      8,998       19,757       17,504
     Selling, General
          and Administration    18,825     16,659       37,066       32,451
     Retail Success
          and Development        6,036      6,019       11,591       11,927
                              --------   --------   ----------   ----------
     Total Operating Expenses   33,150     31,676       68,414       61,882
                              --------   --------   ----------   ----------

     Operating Income           30,148     23,249       41,163       34,488

     Interest Expense           (4,059)    (2,393)      (7,666)      (4,865)
     Other Income, Net           1,653        970        2,857        2,137
     Income Taxes                 (871)      (297)      (1,181)        (652)
                              --------   --------   ----------   ----------
Net Earnings                  $ 26,871   $ 21,529   $   35,173   $   31,108
                              ========   ========   ==========   ==========

Distribution of Net Earnings:
     Patronage Dividend       $ 26,342   $ 22,456   $   34,563   $   32,923
     Retained Earnings             529       (927)         610       (1,815)
                              --------   --------   ----------   ----------
Net Earnings                  $ 26,871   $ 21,529   $   35,173   $   31,108
                              ========   ========   ==========   ==========

See accompanying notes to financial statements.

                    ACE HARDWARE CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       SIX MONTHS ENDED
                                                            JUNE, 30
                                                       1997          1996
                                                         (000's omitted)
Operating Activities:
      Net Earnings                                 $  35,173      $  31,108

Adjustments to reconcile net earnings
to net cash provided by operating activities:
      Depreciation                                     9,578          8,160
      Loss on sale of property and equipment             203            (22)
      Increase in accounts receivable, net           (72,717)       (82,097)
      Decrease (Increase) in merchandise inventory    28,473        (32,663)
      Increase in prepaid expenses
          and other current assets                    (3,944)        (5,300)
      Increase in accounts payable
          and accrued expenses                        67,175        103,049
      Increase in other long-term liabilities          2,669            366
                                                   ---------      ---------
   Net Cash Provided By Operating Activities          66,610         22,601

Investing Activities:
      Purchases of property and equipment            (35,666)       (19,736)
      Proceeds from sale of property and equipment       145             51
      Increase in other assets                        (3,927)          (167)
                                                   ---------      ---------
   Net Cash Used In Investing Activities             (39,448)       (19,852)

Financing Activities:
      Proceeds from short-term borrowings             (6,097)        35,000
      Proceeds from notes payable                     32,464              0
      Principal payments on long-term debt            (3,145)        (3,236)
      Payments on refund certificates and
          patronage financing programs               (18,790)       (16,920)
      Proceeds from sale of common stock                 736            776
      Repurchase of common stock                      (5,633)        (5,562)
      Payments of cash portion of
          patronage dividend                         (28,178)       (23,522)
                                                   ---------      ---------
   Net Cash Used in Financing Activities             (28,643)       (13,464)

   Decrease in Cash and Cash Equivalents              (1,481)       (10,715)

   Cash and Cash Equivalents at Beginning of Period   12,657         12,853
                                                   ---------      ---------
   Cash and Cash Equivalents at End of Period      $  11,176      $   2,138
                                                   =========      =========

See accompanying notes to consolidated financial statements.

                         ACE HARDWARE CORPORATION

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     1)   General

          The accompanying consolidated financial statements have not been examined by independent public accountants except for the December 31, 1996 balance sheet but in the opinion of the Company reflect all adjustments necessary to present fairly the financial position as of June 30, 1997 and 1996 and the results of operations and cash flows for the six months then ended. These interim figures are not necessarily indicative of the results to be expected for the full year.

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

                    ACE HARDWARE CORPORATION
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended June 30, 1997, compared to Three Months Ended June 30, 1996.


Results of Operations

Net sales increased 10.4% primarily due to increased existing dealer volume, targeted efforts on new store development and conversions to the Ace program and the June 1996 start-up of Canada operations.

Gross profit increased 15.2% vs. 1996, and increased as a percent of sales due to gross profit realized from the Canadian operation and increased levels of vendor discounts. Gross profit on the Company's retail operations also contributed to increased gross profit in 1997.

Warehouse and distribution expenses decreased $709,000 or 7.9% and as a percent of sales versus 1996. This decrease is primarily due to increased traffic and freight consolidations revenue partially offset by an increase in expenses for the operation of two Canadian facilities.

Selling, general and administrative expenses increased $2.2 million or 13.0% and as a percent of sales due to costs associated with the Canadian operation, increased data processing expenses and expenses for the Company's retail operations.

Retail success and development expenses are comparable to 1996 but declined as a percent of sales due to lower 1997 net advertising expenses.

Interest expense increased $1.7 million vs. 1996 due to increased borrowings, additional dealer dating programs and higher interest rates. Other income increased due to higher 1997 penalty charge income.

Income taxes increased $574,000 primarily due to improved profitability of the Company's non-patronage operations.

                    ACE HARDWARE CORPORATION
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Six Months Ended June 30, 1997 compared to Six Months Ended June 30, 1996.

Results of Operations

Net sales increased 9.4% in 1997 primarily due to increased existing dealer volume, targeted efforts on new store development and conversions to the Ace program and the June 1996 start-up of Canada operations.

Gross profit increased 13.7% vs. 1996, and increased as a percent of sales due to increased levels of vendor discounts, improved product and manufacturing gross profit and gross profit realized from the Canadian operations.

Warehouse and distribution expenses increased $2.3 million or 12.8% and as a percent of sales versus 1996 due to costs for the operation of one additional domestic and two Canadian facilities opened in mid 1996 partially offset by increased traffic revenues.

Selling, general and administrative expenses increased $4.6 million or 14.2% and as a percent of sales due to costs associated with the Canadian operation and increased data processing expenses.

Retail success and development expenses decreased $336,000 or 2.8%, and as a percent of sales primarily due to increased advertising income.

Interest expense increased $2.8 million vs. 1996 due to increased borrowings, additional dealer dating programs and higher interest rates. Additional long-term debt was issued in the first quarter to fund long-term capital investments.

Income taxes increased $529,000 vs. 1996 due to improved profitability of the Company's non-patronage operations.

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

                   PART II. OTHER INFORMATION

                    ACE HARDWARE CORPORATION



Item 4.   Submission of Matters to a Vote of Security Holders

     The following information is furnished with respect to matters submitted to a vote of the stockholders of the registrant at a meeting thereof held during the quarter covered by this report:

     (a) Date of meeting: June 2, 1997 - said meeting was an annual meeting.

     (b)  1.   The following directors were elected at said
               meeting for a three year term expiring in 2000:

                          Eric R. Bibens II
                          D. William Hagan

          2. The following directors were reelected at said meeting for a three year term expiring in 2000:

                         Jennifer C. Anderson
                           Mark Jeronimus

          3. The names of the other directors other than the above elected directors whose terms of office as directors continue after the meeting are:

                           Roger E. Peterson
                          Lawrence R. Bowman
                         Richard E. Laskowski
                        James R. Williams, Jr.
                             Jon R. Weiss
                           John E. Kingrey
                           James T. Glenn




Item 6.    Exhibits and Reports on Form 8-K

           (b) There were no reports on Form 8-K filed for the three month period ended June 30, 1997.

                                SIGNATURE









Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









    ACE HARDWARE CORPORATION




       RITA D. KAHLE                       DATE: AUGUST 14, 1997
       Rita D. Kahle
  Vice President, Finance

(Principal Financial and Accounting Officer, and duly authorized Officer of the registrant)