Form 10-Q
period 1997-09-30
ACE HARDWARE CORP
filed 1997-11-14
CIK 2024

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended September 30, 1997 Commission File Number 2-63880


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


                 Class                  Outstanding at September 30, 1997
Class A Voting Stock - $1,000 par value              3,945  shares
Class B Stock        - $1,000 par value              2,760  shares
Class C Stock        - $  100 par value          2,167,810  shares


                        ACE HARDWARE CORPORATION
                                   INDEX




Part I. - Financial Information:                                 Page No.


    Consolidated Balance Sheets -
      September 30, 1997 and December 31, 1996                      1

    Consolidated Statements of Earnings - Nine Months and Three
      Months Ended September 30, 1997 and 1996                      2

    Consolidated Statements of Cash Flows - Nine Months Ended
      September 30, 1997 and 1996                                   3

    Notes to Consolidated Financial Statements                      4

    Management's Discussion and Analysis of Financial
      Condition and Results of Operations                         5 - 7


Part II. - Other Information                                        8






                      PART I.  FINANCIAL INFORMATION
                         ACE HARDWARE CORPORATION
                        CONSOLIDATED BALANCE SHEETS


                                            September 30,    December 31,
                                                 1997             1996
                                                    (000's omitted)
ASSETS

Current Assets:
Cash                                        $   10,812        $   12,657
Accounts Receivable, Net                       350,258           347,248
Merchandise Inventory                          329,318           327,145
Prepaid Expenses and Other Current Assets       13,717            11,880
                                            ----------        ----------
Total Current Assets                           704,105           698,930

Property and Equipment, Net                    242,033           213,534
Other Assets                                     9,877             3,911
                                            ----------        ----------
Total Assets                                $  956,015        $  916,375
                                            ==========        ==========

LIABILITIES AND MEMBER DEALERS' EQUITY

Current Liabilities:
Current Installment of Long-Term Debt       $    7,642        $    6,727
Short-Term Borrowings                           77,500            71,000
Accounts Payable                               380,464           394,070
Patronage Dividends Payable in Cash             21,977            28,178
Patronage Refund Certificates Payable           13,614            14,138
Accrued Expenses                                50,167            36,349
                                            ----------        ----------
Total Current Liabilities                      551,364           550,462

Notes Payable                                   98,446            71,837
Patronage Refund Certificates Payable           43,082            49,639
Other Long-Term Liabilities                     15,424            11,074
                                            ----------        ----------
Total Liabilities                              708,316           683,012

Member Dealers' Equity:
Class A Stock of $1,000  Par Value               4,124             3,937
Class B Stock of $1,000  Par Value               6,499             6,499
Class C Stock of $100  Par Value               224,992           196,742
Class C Stock of $100  Par Value, Issuable      20,479            26,474
Additional Stock Subscribed,
     Net of Unpaid Portion                         320               502
Retained Earnings and Contributed Capital        7,152             6,415
                                            ----------        ----------
Total Member Dealers' Equity                   263,566           240,569
Less: Treasury Stock, at Cost                   15,867             7,206
                                            ----------        ----------
Total Member Dealers' Equity                   247,699           233,363

Total Liabilities and Member Dealers Equity $  956,015        $  916,375
                                            ==========        ==========

See accompanying notes to consolidated financial statements.

                           ACE HARDWARE CORPORATION
                      CONSOLIDATED STATEMENTS OF EARNINGS


                                Three Months Ended       Nine Months Ended
                                Sept 30,   Sept 30,      Sept 30,  Sept 30,
                                  1997       1996          1997      1996
                                  (000's omitted)          (000's omitted)

Net Sales                       $734,353  $712,597   $2,165,057  $2,020,220
Cost of Sales                    673,932   656,030    1,995,059   1,867,283
     Gross Profit                 60,421    56,567      169,998     152,937

Operating Expenses:
    Warehouse and Distribution     9,764     9,456       29,521      26,960
    Selling, General
       and Administrative         18,224    16,862       54,331      49,124
    Retail Success
       and Development             7,764     5,949       20,314      18,065
                                --------  --------   ----------  ----------
    Total Operating Expenses      35,752    32,267      104,166      94,149

    Operating Income              24,669    24,300       65,832      58,788

    Interest Expense              (3,537)   (3,235)     (11,202)     (8,100)
    Other Income, Net              1,285     1,142        4,143       3,279
    Income Taxes                    (505)     (368)      (1,687)     (1,020)
                                --------  --------   ----------  ----------
Net Earnings                    $ 21,912  $ 21,839   $   57,086  $   52,947
                                ========  ========   ==========  ==========
Distribution of Net Earnings:
     Patronage Dividend        $ 21,785   $ 21,666   $   56,349  $   53,996
     Retained Earnings              127        173          737      (1,049)
                               --------   --------   ----------  ----------
Net Earnings                   $ 21,912   $ 21,839   $   57,086  $   52,947
                               ========   ========   ==========  ==========

See accompanying notes to consolidated financial statements.

                         ACE HARDWARE CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Nine Months Ended
                                                        September, 30
                                                      1997         1996
                                                       (000's omitted)
Operating Activities:
    Net Earnings                                    $ 57,086     $ 52,947

Adjustments to reconcile net earnings
to net cash provided by operating activities:
    Depreciation                                      14,296       13,060
    Loss (Gain) on sale of property and equipment        212          (22)
    Increase in accounts receivable, net              (3,010)     (31,836)
    Increase in merchandise inventory                 (2,173)     (78,903)
    Increase in prepaid expenses
       and other current                              (1,837)      (3,920)
    Increase in accounts payable
       and accrued expenses                              212       56,921
    Increase in other long-term liabilities            4,350        2,430
                                                    --------     --------
   Net Cash Provided By Operating Activities          69,136       10,677

Investing Activities:
    Purchases of property and equipment              (43,161)     (26,178)
    Proceeds from sale of property and equipment         154           53
    Decrease (Increase) in other assets               (5,966)          45
                                                    --------     --------
   Net Cash Used In Investing Activities             (48,973)     (26,080)

Financing Activities:
    Proceeds from short-term borrowings                6,500       40,500
    Proceeds from notes payable                       33,016       20,808
    Principal payments on long-term debt              (5,492)      (5,821)
    Payments on refund certificates and
       patronage financing programs                  (20,974)     (19,257)
    Proceeds from sale of common stock                 1,781        1,176
    Repurchase of common stock                        (8,661)      (7,715)
    Payments of cash portion of patronage dividend   (28,178)     (23,522)
                                                    --------     --------
   Net Cash Provided By (Used In)
    Financing Activities                             (22,008)       6,169

   Decrease in Cash and Cash Equivalents              (1,845)      (9,234)

   Cash and Cash Equivalents at Beginning of Period   12,657       12,853
                                                    --------     --------
   Cash and Cash Equivalents at End of Period       $ 10,812     $  3,619
                                                    ========     ========

See accompanying notes to consolidated financial statements.

                         ACE HARDWARE CORPORATION

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    1)   General

         The accompanying consolidated financial statements have not been examined by independent public accountants except for the December 31, 1996 balance sheet but in the opinion of the Company reflect all adjustments necessary to present fairly the financial position as of September 30, 1997 and 1996 and the results of operations and cash flows for the nine months then ended. These interim figures are not necessarily indicative of the results to be expected for the full year.

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

                         ACE HARDWARE CORPORATION
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended September 30, 1997, compared to Three Months Ended September 30, 1996.

Results of Operations

Net sales increased 3.1% primarily due to increased existing dealer volume, targeted efforts on new store development and conversions to the Ace program.

Gross profit increased 6.8% vs. 1996, and increased as a percent of sales due to increased cash and vendor discounts, improved product and manufacturing gross profit and increased handling charges due to a shift in sales mix. Gross profit on the Company's retail operations also contributed to increased 1997 gross profit.

Warehouse and distribution expenses increased $308,000 or 3.3% and remained consistent as a percent of sales versus 1996. Start-up and shutdown costs for the replacement of an existing facility are partially offset by increased traffic and freight consolidations income.

Selling, general and administrative expenses increased $1.4 million or 8.1% and as a percent of sales due to increased data processing expenses and start-up and shutdown costs for the opening and closure of facilities in August 1997.

Retail success and development expenses increased $1.8 million or 30.5% and as a percent of sales due to increased advertising expenses and expenses for the Company's retail operations.

Interest expense increased $302,000 vs. 1996 due to increased borrowings, additional dealer dating programs and higher interest rates.

Income taxes increased $137,000 primarily due to improved profitability of the Company's non-patronage operations.

                        ACE HARDWARE CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nine Months Ended September 30, 1997 compared to Nine Months Ended September 30, 1996.

Results of Operations

Net sales increased 7.2% in 1997 primarily due to increased existing dealer volume, targeted efforts on new store development and conversions to the Ace program and the June 1996 start-up of Canadian operations.

Gross profit increased 11.2% vs. 1996, and increased as a percent of sales due to increased levels of vendor discounts, improved product and manufacturing gross profit and gross profit realized from Canadian operations.

Warehouse and distribution expenses increased $2.6 million or 9.5% due to costs for the operation of one additional domestic and two Canadian facilities opened in mid 1996 partially offset by increased traffic revenues. Costs for the replacement of an existing facility also contributed to the increase.

Selling, general and administrative expenses increased $5.2 million or 10.6% and as a percent of sales due to Canadian operation costs and increased data processing expenses.

Retail success and development expenses increased $2.2 million or 12.4% and as a percent of sales primarily due to increased expenses associated with the Company's retail operations and lower retailer computer systems income partially offset by increased advertising income.

Interest expense increased $3.1 million vs. 1996 due to increased borrowings, additional dealer dating programs and higher interest rates. Additional long-term debt was issued in the first quarter to fund long-term capital investments. Other income increased due to increased penalty charges.

Income taxes increased $667,000 vs. 1996 due to improved profitability of the Company's non-patronage operations.

Liquidity and Capital Resources

The company expects that internally generated funds, along with new and established lines of credit and long-term financing, will be the primary financing sources for capital expenditures in the future.

                        PART II. OTHER INFORMATION
                         ACE HARDWARE CORPORATION




Item 6.    Exhibits and Reports on Form 8-K

           (b) There were no reports on Form 8-K filed for the three month period ended September 30, 1997.

                                 SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




    ACE HARDWARE CORPORATION




       LORI L. BOSSMANN                      DATE: 11/14/97
       Lori L. Bossmann
  Vice President, Controller

(Principal Accounting Officer, and duly
 authorized Officer of the registrant)