Form 10-K405
period 1997-12-31
ACE HARDWARE CORP
filed 1998-03-18
CIK 2024

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                Form 10-K
             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1997      Commission File No. 2-55860

                         Ace Hardware Corporation
           (Exact Name of Registrant as Specified in its Charter)
     DELAWARE                             36-0700810
     (State or Other Jurisdiction of    (I.R.S. Employer
     Incorporation or Organization)     Identification No.)

           2200 Kensington Court, Oak Brook, IL            60523
           (Address of Principal Executive Offices)     (Zip Code)

Registrant's telephone number, including Area Code:    (630) 990-6600

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: NONE

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The Registrant's shares are issued only to, and may be held only by, its dealer-stockholders, and the shares held by a dealer-stockholder are subject to repurchase by the Registrant upon termination of the membership agreement of a dealer-stockholder. Thus, there is no market for the Registrant's shares. The repurchase price for each share of Class A stock, the only voting stock issued by the Registrant, is equal to the par value of $1,000 per share. As of February 13, 1998, the aggregate value of the Class A stock held by non-affiliates (dealer-stockholders) calculated on the basis of such repurchase price was $3,872,000.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.                               Yes x  No

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date (applicable only to corporation Registrants). Outstanding shares as of February 13, 1998:

     Class A (voting) Stock,       $1,000 par value    3,872 shares
     Class B (nonvoting) Stock,    $1,000 par value    2,704 shares
     Class C (nonvoting) Stock,    $1,100 par value    2,124,608 shares

                                   PART I
Item 1. Business

     Ace Hardware Corporation was formally organized as a Delaware corporation in 1964. In 1973, by means of a corporate merger, it succeeded to the business of Ace Hardware Corporation, an Illinois corporation organized in 1928. Until 1973, the business now being engaged in by the Company had been conducted by the Illinois corporation. The Company's principal executive offices are located at 2200 Kensington Court, Oak Brook, Illinois 60523. Its telephone number is (630) 990-6600.

     The Company primarily functions as a wholesaler of hardware and related products, and manufactures paint products. Sales of the products distributed by it are presently made primarily to individuals, partnerships or corporations who are engaged in business as retail dealers of hardware or related items and who have entered into Membership Agreements with the Company entitling them to purchase merchandise and services from the Company and to use the Company's marks as provided therein.

     The Company operates on a cooperative basis and distributes patronage dividends to its eligible member dealers each year in proportion to the amount of their annual purchases of merchandise from it. (See the subheading "Distribution of Patronage Dividends.")

     At December 31, 1997 there were 5,032 retail business outlets with respect to which such Membership Agreements had been entered into. Those States having the largest concentration of member outlets are California (approximately 10%), Illinois and Texas (approximately 6% each), Florida and Michigan (approximately 5% each) and Georgia (approximately 4%). States into which were shipped the largest percentages of the merchandise sold by the Company in fiscal year 1997 are California (approximately 11%), Illinois and Florida
(approximately 7% each), Texas (approximately 5%), Michigan and Georgia (approximately 4% each). Approximately 7% of the Company's sales are made to outlets located outside of the United States or its territories.

     Information as to the number of the Company's member outlets during each of the past three fiscal years is set forth in the following table:

                                               1997      1996      1995
                                               -----     -----     -----
  Member outlets at beginning of period        5,067     5,007     4,940
  New member outlets                             208       272       285
  Member outlets terminated                      243       212       218
                                               -----     -----     -----
  Member outlets at end of period              5,032     5,067     5,007
                                               =====     =====     =====
  Dealers having one or more member            4,022     4,084     4,055
    outlets at the end of period

     The Company services its dealers by purchasing merchandise in quantity lots, primarily from manufacturers, by warehousing substantial quantities of said merchandise and by selling the same in smaller lots to the dealers. Most of the products that the Company distributes to its dealers from its regional warehouses are sold at a dealer price established by the Company ("dealer cost"), to which a 10% adder ("handling charge") is generally added. In fiscal year 1997 warehouse sales accounted for 61% of total sales and bulletin sales accounted for 2% of total sales with the balance of 37% representing direct shipment sales, including lumber and building materials.

     The proportions in which the Company's total warehouse sales were divided among the various classes of merchandise sold by it during each of the past three fiscal years are as follows:

     Class of Merchandise                            1997 1996 1995
     -------------------                             ---- ---- ----
     Paint, cleaning and related supplies             21%  20%  19%
     Plumbing and heating supplies                    15%  16%  16%
     Hand and power tools                             14%  14%  14%
     Garden, rural equipment and related supplies     13%  13%  13%
     General hardware                                 12%  12%  13%
     Electrical supplies                              12%  12%  13%
     Sundry                                            7%   7%   7%
     Housewares and appliances                         6%   6%   5%

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

         Invoice Amount             Adder (Handling Charge)
         --------------             -----------------------
          0.00 to $  999.99   2.00% or $1.00 whichever is greater
     $1,000.00 to $1,999.99   1.75%
     $2,000.00 to $2,999.99   1.50%
     $3,000.00 to $3,999.99   1.25%
     $4,000.00 to $4,999.99   1.00%
     $5,000.00 to $5,999.99   .75%
     $6,000.00 to $6,999.99   .50%
     $7,000.00 to $7,999.99   .25%
     $8,000.00 and over       .00%

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

     The Company maintains inventories to meet only normal resupply orders. Resupply orders are orders from members for merchandise to keep inventories at normal levels. Generally, such orders are filled within one day of receipt. Bulletin orders (which are in the nature of resupply orders) may be for future delivery. The Company does not backlog normal resupply orders and, accordingly, no significant backlog exists at any point in time.

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

     The Company, in addition to conducting semi-annual and other conventions and product exhibits for its dealers, also provides them with numerous special services (on a voluntary basis and at an established cost), such as inventory control systems, as well as price and bin ticketing. In order for them to have on hand current pricing and other information concerning the merchandise obtainable from the Company, the Company further provides to each of its dealers either a catalogue or CD checklist service or a microfiche film service (whichever the dealer selects), for either of which services the dealer must pay a monthly charge. The Company also provides on a full-participation basis materials for educational and training programs for which dealers must pay an established monthly charge. (See the subheading under this Item 1 entitled "Special Charges and Assessments.")

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

     During 1996 the Company commenced operations through Ace Hardware Canada, Limited, a wholly-owned subsidiary, as a wholesaler of hardware and related merchandise through two distribution facilities located in Calgary, Alberta and Brantford, Ontario. Ace Hardware Canada, Limited generated less than three percent of the Company's consolidated revenue during fiscal year 1997.

     As of the date hereof, the Company operates, through A.H.C. Store Development Corp. and Ace Corporate Stores, Inc., its wholly owned subsidiaries, six company-owned retail hardware stores. In addition, three other locations are being developed for company-owned retail hardware stores. Two of the newly acquired locations are expected to be operational by the close of the second quarter of 1998. The third location is under construction and is expected to be operational in the beginning of the fourth quarter of 1998. (See the heading "Properties.")

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

Strategic Planning

     This section summarizes the Company's strategic planning initiatives. By reason of the nature of strategic plans, this section contains a number for forward looking statements, all of which are based on current expectations. Actual results may differ materially. The Company believes that it has the facilities, personnel and competitive and financial resources for continued business success in the implementation of these plans, but future developments, including revenues, costs, margins and profits are all influenced by a number of factors, including but not limited to the following, all of which are inherently difficult to forecast. These factors include the uncertain impact of future growth in the hardware and hardlines-related industries, including the lumber/building materials, home center, do-it-yourself, rental and commercial/industrial categories, as well as the condition of the economy domestically, internationally and in specific geographical regions. These factors also include potential changes in merchandise and inventory prices, the impact of increasingly intense competition, potential shifts in market demand, the potential impact of future litigation, and the potential impact of environmental, franchising and licensing laws on the Company's business operations. The Company is presently unable to predict whether, or to what extent such factors may result in future costs or liabilities that are not presently known, or the impact of such factors on the Company's future ability to achieve its plans.

     The Company has an ongoing strategic planning process and has focused its plans around four cornerstones for future growth and success in this competitive industry. The four cornerstones are:
Retail Success (store operations), Wholesale Success (distribution), International growth and new member growth. Dealer retail success is a primary objective since it drives both retail performance and wholesale growth of the Company. The Company has accelerated its efforts in assisting member-dealers in "retail success initiatives" designed to improve their retail performance and competitiveness. The retail success initiatives include retail goals which each dealer should strive for within their store and local competitive environment, but do not dictate material restrictions or requirements on member-dealers. Minimum requirements for acceptance of a member-dealer by the Company are outlined only in the Membership Agreement and in the Member
Operational Requirements under the Ace Hardware Membership Agreement.
The Operational Requirements do require that, within one year from the Company's acceptance of the Agreement, the member-dealer must make Ace its primary source of supply and terminate participation in the program of any other major hardware wholesaler. There are currently no generally applicable requirements for Ace member-shareholders as to percentage of purchases required through Ace or minimum retail performance which must be achieved (i.e. sales dollars per square foot). The four cornerstones also include present strategic initiatives to focus on the consumer through research, target marketing and the development of an appropriate long-term advertising strategy, as well as the review by the Company of merger and acquisition opportunities and the development of international and domestic non-shareholder franchise programs. "The
New Retail Age of Ace" is an extension of previous strategic efforts under "the New Age of Ace" and "Ace 2000" and is not in conflict with these efforts.

Special Charges and Assessments

     The Company sponsors a national advertising program for which its dealers are assessed an amount equal to 1.3% of their purchases (exclusive of purchases of lumber, LTL, LTL Plus, building materials products and PACE hardware and software computer systems), with the minimum annual assessment for each dealer location being established at $1,622.40 effective January 1, 1997 (or such greater amount as would be required to maintain the foregoing minimum applicable assessment at 1.3%) subject to: 1) a maximum annual assessment for each dealer location for which a membership agreement has been entered into with the Company of $5,500.00; 2) a maximum total annual assessment for any one dealer determined by multiplying the number of such dealer's retail outlets supplied by the Company which serve the general public by $5,500.00 with certain exemptions from or adjustments to the national advertising assessment for dealer outlets located outside of the contiguous 48 states of the United States and the District of Columbia, based on the evaluation by the Company's management of the amount and nature of the television broadcasts received in the dealer's area. The percentage of bi-weekly purchases to be assessed for the Company's national advertising program and the amount of the maximum annual assessment for such program are both subject to being changed from time to time by action of the Board of Directors of the Company. The Company also has the authority, effective January 1, 1993 to impose a regional advertising assessment (for select geographic regions) not to exceed 2% of annual purchases with the same minimum and maximum assessments imposed by the National Advertising assessment.

     A special low volume account service charge of $50.00 per bi-weekly billing statement period is imposed on all stores whose annual purchases (exclusive of lumber and LTL purchases) are less than $50,000 and $30.00 per bi-weekly billing for annual purchases between $50,000 and $124,800. Any such charges imposed on a store during a specified year will be auto-matically refunded to the store if its total purchases (exclusive of lumber and LTL purchases) exceed $124,800.00 during the year. All stores are exempt from such special charge during the first 12 months from the date that they are affiliated as Ace dealers. Exceptions to the low volume account service charge are as follows:

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

Trademark and Service Mark Registrations

The names "ACE HARDWARE" and "ACE" are used extensively by the
Company and by its member-dealers in connection with the promotion, advertising and marketing of products and services sold by the Company.
The Company holds the following Trademark and Service Mark
Registrations issued by the U.S. Patent and Trademark Office for the marks used by it:
                                              Registration
  Description of Mark           Type of Mark     Number    Expiration Date
  -------------------           ------------     ------    ---------------
"ACE HARDWARE" with winged
  emblem design                  Service Mark    840,176   December 5, 2007
"ACE HARDWARE" with winged
  emblem design                  Trademark       898,070   September 8, 2000
"THE PAINTIN' PLACE"             Service Mark  1,138,654   August 12, 2000
"HARDWARE UNIVERSITY"
  with Design                    Service Mark  1,180,539   December 1,2001
"SUPER STRIKER"                  Trademark     1,182,330   December 15, 2001
"PACE" with design               Service Mark  1,208,887   September 14, 2002
"ACE HARDWARE" with winged
  emblem design                  Trademark     1,277,581   May 15, 2004
"ACE HARDWARE" in stylized
lettering design                 Trademark     1,426,137   January 27, 2007
"ACE" in stylized lettering
  design                         Service Mark  1,464,025   November 3, 2007
"ACE HARDWARE" in stylized
  lettering design               Service Mark  1,486,528   April 26, 2008
"ACE HARDWARE AND GARDEN
  CENTER" in stylized lettering
  design                         Service Mark  1,487,216   May 3, 2008
"ACE NEW EXPERIENCE"
  in stylized lettering design   Trademark     1,554,322   September 5, 2009
"ACE SEVEN STAR" in stylized
  lettering design               Trademark     1,556,389   September 19, 2009
"ACE BEST BUYS" in circle
  design                         Service Mark  1,560,250   October 10, 2009
"ACENET"                         Service Mark  1,574,019   December 26, 1999
"ACE IS THE PLACE"               Service Mark  1,602,715   June 19, 2000
"LUB-E"                          Trademark     1,615,386   October 2, 2000
"ACE PRO"                        Trademark     1,632,078   January 22, 2001
"ASK ACE"                        Service Mark  1,653,263   August 6, 2001
Christmas Elves Design           Trademark     1,669,306   December 24, 2001
"ACE 2000"                       Service Mark  1,682,467   April 7, 2002
"ACE" in stylized lettering
  design                         Trademark     1,683,538   April 21, 2002
"HARMONY" in stylized
  lettering design               Trademark     1,700,526   July 14, 2002
"SEVEN STAR SATISFACTION
  GUARANTEED QUALITY ACE
  PAINTS" with design            Service Mark  1,705,321   August 4, 2002
"THE OAKBROOK COLLECTION"
  in stylized lettering design   Trademark     1,707,986   August 18, 2002
"ACE HARDWARE BROWN BAG
  BONANZA" with design           Service Mark  1,761,277   April 13, 2003
"ACE HARDWARE
  COMMITTED TO A QUALITY
  ENVIRONMENT" design            Service Mark  1,764,803   April 13, 2003
"THE OAKBROOK COLLECTION"
  in stylized lettering design   Trademark     1,783,335   July 20, 2003
"STORE 2000 THE STORE OF
  THE FUTURE"                    Service Mark  1,811,032   December 14, 2003
"ENVIRO-CHOICE"                  Trademark     1,811,392   December 14, 2003
"CELEBRATIONS"                   Service Mark  1,918,785   September 12, 2005
Repetitive Stylized "A" design   Service Mark  1,926,798   October 10, 2005
"The NEW AGE OF ACE" design      Service Mark  1,937,008   November 21, 2005

                                             Registration
  Description of Mark            Type of Mark   Number       Expiration Date
  -------------------            ------------   ------       ---------------
"ACE RENTAL PLACE" in
  stylized lettering design      Service Mark  1,943,140   December 19, 2005
"HELPFUL HARDWARE FOLKS"         Service Mark  1,970,828   April 30, 2006
"ACE HOME CENTER"                Service Mark  1,982,130   June 25, 2006
"SEALTECH"                       Trademark     2,007,132   October 8, 2006
"GREAT FINISHES"                 Trademark     2,019,696   November 26, 2006
"WOODROYAL"                      Trademark     2,065,927   May 27, 2007
"ROYAL SHIELD"                   Trademark     2,070,848   June 10, 2007
"ROYAL TOUCH"                    Trademark     2,070,849   June 10, 2007
"QUALITY SHIELD"                 Trademark     2,012,305   September 30, 2007
"QUALITY TOUCH"                  Trademark     2,102,306   September 30, 2007
"STAIN HALT"                     Trademark     2,122,418   December 16, 2007

     Currently, the Company has applications pending before the U.S.
Patent and Trademark Office for Registration of "ACE ROYAL" for exterior and interior paint, "ACE DRY GUARD" for waterproofing paint, "ACE CONTRACTOR PRO" for paints, primers and varnishes and "THE OAKBROOK COLLECTION" for bathroom faucets. In addition, the Company also has service mark applications pending for "ACE COMMERCIAL & INDUSTRIAL SUPPLY" for retail store services in the field of hardware and related goods, "NHS NATIONAL HARDLINES SUPPLY" for retail store services in the field of hardware and related goods, "HELPFUL HARDWARE CLUB" for promoting the goods and services of others through various incentive programs offered to preferred customers, "ACE CONTRACTOR CENTER" for retail store services for identifying dealers who sell lumber and building materials, "ACE GARDEN PLACE" for retail store services in the field of hardware, garden products and building materials and "THE FOLKS IN THE RED VEST" for retail store services in the field of hardware and related goods.

Competition

     The competitive conditions in the wholesale hardware industry can be characterized as intensive and increasing due to the fact that independent retailers are required to remain competitive with discount stores and chain stores, such as Wal-Mart, Home Depot, Menard's, Sears, and Lowe's, and with other mass merchandisers. The gradual shift of retail operations to high rent shopping center locations and the trend toward longer store hours have also intensified pressures to obtain low cost wholesale supply sources. The Company directly competes in several U.S. markets with TruServ Corporation, as well as with Hardware Wholesalers, Inc., and United Hardware Distributing Co., all of which companies are also dealer-owned wholesalers.

Employees

     The Company employs 4,685 full-time employees, of which 1,353 are salaried employees. Collective bargaining agreements covering one truck drivers' bargaining unit and three warehouse bargaining units are currently in effect at certain of the Company's distribution warehouses. The Company's employee relations with both union and non-union employees are considered to be good, and the Company has experienced no significant employee-related work stoppage in the past five years. All employees are covered either by negotiated or non-negotiated employee benefit plans which include hospitalization, death benefits and, with few exceptions, retirement benefits.

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

     The patronage dividends distributed on wholesale warehouse, bulletin and direct shipment sales made by the Company and on total sales of products manufactured by the Paint Division represented the following percentages of each of said categories of sales during each of the past three fiscal years:

                                             1997       1996        1995
                                           --------   --------    --------
Warehouse Sales                            4.32753%   4.53912%    4.42965%
Bulletin Sales                                 2.0%       2.0%        2.0%
Direct Shipment Sales                          1.0%       1.0%        1.0%
Paint Sales                                10.3088%    7.9773%     6.8725%

     In addition to the dividends described above, patronage dividends are calculated separately and distributed on sales of lumber products, building material and millwork products and less-than-truckload (LTL) sales of lumber and building material products. Patronage dividends equal to .4593%, .4328% and .3560% of the total sales of these products (calculated separately by each of these three sales categories) were distributed to the Company's dealers who purchased those products in fiscal years 1997, 1996 and 1995, respectively. Under the LTL Plus Program, patronage dividends are also calculated separately on sales of full or partial truckloads of products purchased by eligible dealers from specified vendors (see discussion of LTL Plus Program set forth above in this Item 1). The maximum amount of patronage dividends allocable to LTL Plus sales is .5% of such sales. The LTL Plus Program dividend was .5% of such sales for fiscal years 1997, 1996 and 1995.

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

     Patronage dividends on each of the Company's three basic categories of sales (warehouse sales, bulletin sales and direct shipment sales) are allocated separately, as are patronage dividends under the LTL Plus Program. However, the maximum amount of patronage dividends allocable to LTL Plus Program sales is an amount no greater than .5% of such sales, the maximum amount of patronage dividends allocable to direct shipment sales exclusive of LTL Plus Program sales is an amount equal to 1% of such sales and the maximum amount of patronage dividends allocable to bulletin sales is an amount equal to 2% of that category of sales. All remaining patronage dividends resulting from sales made under these programs are allocated by the Company to warehouse sales. The Company feels that this allocation procedure provides a practical and understand-able method for the distribution of these patronage dividends in a fair and equitable manner.

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

Forms of Patronage Dividend Distributions

     Patronage dividend distributions will be made to the eligible and qualified member dealers of the Company in cash, shares of the Company's Class C stock and patronage refund certificates in accordance with the following plans which have been adopted by the Company's Board of Directors with respect to purchases of merchandise made by such dealers from the Company on or after the dates indicated, and which will continue to be in effect until such time as the Board of Directors, in the exercise of their authority and discretion based upon business conditions from time to time and the requirements of the Company, shall determine that such plan should be altered or amended:

   A.  For purchases made on or after January 1, 1998,
       1. with respect to each store owned or controlled by each eligible and qualifying dealer, such dealer shall receive a minimum cash distribution determined as follows:
               (a) an amount equal to 20% of the first $5,000 of the total patronage dividends allocated for distribution each year to such dealer in connection with the purchases made for such store;
               (b) an amount equal to 25% of the portion of the total patronage dividends allocated for distribution each year to such dealer for such store which exceeds $5,000 but does not exceed $7,500;
               (c) an amount equal to 30% of the portion of the total patronage dividends allocated for distribution each year to such dealer for such store which exceeds $7,500 but does not exceed $10,000;
               (d) an amount equal to 35% of the portion of the total patronage dividends allocated for distribution each year to such dealer for such store which exceeds $10,000 but does not exceed $12,500;
               (e) an amount equal to 40% of the portion of the total patronage dividends allocated for distribution each year to such dealer for such store which exceeds $12,500;
       2. The portion of the total annual distribution allocated to any such dealer for each store owned or controlled by such dealer in excess of the amount to be distributed to such dealer for such store in cash shall be distributed each year in the form of shares of Class C Non-voting Stock of Ace
           Hardware Corporation (par value $100 per share), valued at the par value thereof, until the total par value of all shares of all classes of capital stock of the corporation held by such dealer with respect to such store equals the greater of:

               (a)  $20,000; or
               (b) a sum equal to the total of the following categories of purchases made by such dealer for such store during the most recent calendar year;
                       (i)  15% of the volume of Ace manufactured paint and
                             related products purchases, plus
                      (ii) 3% of the volume of drop-shipment or direct purchases (excluding Ace manufactured paint and related products), plus
                     (iii) 15% of the volume of warehouse (including STOP and excluding Ace manufactured paint and related products) and bulletin purchases, plus
                      (iv) 3% of the volume of lumber and building material (excluding LTL) purchases, subject to a maximum lumber and building material capital stock requirement of $25,000, plus
                       (v )  4% of the volume of LTL Plus purchases;

           provided, however, that no fractional shares of Class C nonvoting Stock shall be issued to any dealer and that any amount which would have otherwise been distributable as a fractional share of such stock shall instead be distributed to such dealer in cash.

       3. The portion of the total patronage dividends allocated each year to any such dealer for each store owned or controlled by such dealer which exceeds the sum of (a) the amount to be distributed to such dealer for such store in cash pursuant to Paragraph 1. above and (b) any amount to be distributed to him in the form of shares of Class C Nonvoting Stock of Ace Hardware Corporation (par value $100 per share) pursuant to Paragraph 2. above shall be distributed to such dealer in cash; provided, however, that in no event shall the total amount distributed under this plan to any such dealer for any such store in cash exceed 45% of the total patronage dividends allocated for such store for such year, and to the extent that any distribution to be made to any such dealer for any store pursuant to this Paragraph 3. would otherwise cause the total cash distribution to such dealer for such store to exceed 45% of the total patronage dividends allocated for such store for such year, the distribution to be made under this Paragraph 3. shall instead be made in the form of a non-negotiable patronage refund certificate having such a maturity date and bearing interest at such an annual rate as shall be determined by the Board of Directors prior to the issuance thereof.

   B.  For purchases made between January 1, 1995-December 31, 1997,
       1. with respect to each store owned or controlled by each eligible and qualifying dealer, such dealer shall receive a minimum cash distribution determined as follows:
               (a) an amount equal to 20% of the first $5,000 of the total patronage dividends allocated for distribution each year to such dealer in connection with the purchases made for such store;
               (b) an amount equal to 25% of the portion of the total patronage dividends allocated for distribution each year to such dealer for such store which exceeds $5,000 but does not exceed $7,500;
               (c) an amount equal to 30% of the portion of the total patronage dividends allocated for distribution each year to such dealer for such store which exceeds $7,500 but does not exceed $10,000;
               (d) an amount equal to 35% of the portion of the total patronage dividends allocated for distribution each year to such dealer for such store which exceeds $10,000 but does not exceed $12,500;
               (e) an amount equal to 40% of the portion of the total patronage dividends allocated for distribution each year to such dealer for such store which exceeds $12,500;

       2. The portion of the total annual distribution allocated to any such dealer for each store owned or controlled by such dealer in excess of the amount to be distributed to such dealer for such store in cash shall be distributed each year in the form of shares of Class C nonvoting Stock of Ace Hardware Corporation (par value $100 per share), valued at the par value thereof, until the total par value of all shares of all classes of capital stock of the corporation held by such dealer with respect to such store equals the greater of:
               (a)  $20,000; or
               (b) a sum equal to the total of the following categories of purchases made by such dealer for such store during the most recent calendar year;

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

           provided, however, that no fractional shares of Class C nonvoting Stock shall be issued to any dealer and that any amount which would have otherwise been distributable as a fractional share of such stock shall instead be distributed to such dealer in cash.

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

     With certain modifications, the above plans are applied separately in determining the form in which patronage dividends accrued with respect to sales of lumber and building materials products are distributed. In this connection the combined patronage dividends allocated annually to a store from (a) sales of lumber products (other than LTL sales), (b) sales of building materials (other than LTL sales) (c) sales of millwork products, and (d) LTL sales to the store are used in determining the minimum cash distribution percentages to be applied under Paragraph 1 of the above plans. A store's patronage dividends from any other sales category with respect to which patronage dividends are distributed by the Company are not taken into account in determining either the minimum portion or any additional portion of the store's patronage dividends derived from its purchases of lumber and building materials products which is to be distributed in cash. Also, Paragraphs 2 and 3 of the above plans are applied separately to patronage dividends on lumber and building materials sales and the requirements of Paragraph 2 of the plans shall not be deemed to have been complied with in the cases of (a) purchases of lumber products (other than LTL purchases),
(b) purchases of building materials products (other than LTL purchases) or
(c) purchases of millwork products until the store's holdings of Class C non-voting Stock of the Company resulting from patronage dividends on the Company's sales to it within the particular one of those two sales categories for which a patronage dividend distribution is to be made equal 3% of the volume of the store's purchases within such category during the most recent calendar year, subject to a maximum lumber and building materials capital stock requirement of $25,000 under the 1998 plan and 4% of the volume of the store's purchases within such category during the most recent applicable calendar year (not subject to a maximum lumber and building materials capital stock requirement) under the 1995-1997 plan. However, no such special Class C Stock requirement applies to patronage dividends accrued on LTL purchases.

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

     It is anticipated that the terms of any patronage refund certificates issued pursuant to Paragraph 3. of the foregoing plans would include provisions giving the Company a first lien thereon for the amount of any indebtedness owing to it at any time by the owner of any such certificate and provisions subordinating the certificates to all the rights and claims of secured, general and bank creditors against the Company. It is further anti-cipated that all such patronage refund certificates will have maturity dates which will be no later than five years from the dates of issuance thereof.

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

Federal Income Tax Treatment of Patronage Dividends (See Previous
Heading "Opinions of Experts")

     Both the shares of Class C non-voting Stock and the patronage refund certificates used by the Company to pay patronage dividends that accrue to its eligible and qualifying dealers constitute "qualified written notices of allocation" within the meaning of that term as used in Sections 1381 through 1388 of the U.S. Internal Revenue Code, which specifically provide for the income tax treatment of cooperatives and their patrons and which have been in effect since 1963. The stated dollar amounts of such qualified written notices of allocation must be taken into the gross income of each of the recipients thereof for the taxable years in which such written notices of allocation are received, not withstanding the fact that stated dollar amounts may not be received in such taxable years.

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

     A dealer receiving a patronage refund certificate as part of the dealer's patronage dividends in accordance with the last clause of Para-graph 3 of the patronage dividend distribution plan previously described under the heading "The Company's Business," subheading, "Forms of Patronage Dividend Distributions," may be deemed to have received interest income in the form of an original issue discount to the extent of any excess of the face amount of the certificate over the present value of the stated principal and interest payments to be made by the Company under the terms of the certificate. Such income would be taxable to the dealer ratably over the term of the certificate under Section 7872(b) (2) of the U.S. Internal Revenue Code. The present value for this purpose is to be determined by using a discount rate equal to the applicable Federal rate in effect as of the day of issuance of the certificate, compounded semi-annually.

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

     The 20% minimum portion of the patronage dividends to be paid in cash to a patron with respect to whom the Company is neither required to withhold 30% of his total patronage dividend distribution nor permitted to apply such minimum portion against indebtedness owing to it by him may be insufficient, depending upon the income tax bracket of each individual patron, to provide funds for the full payment of the federal income tax for which such patron will be liable as a result of the receipt of the total patronage dividends distributed to him during the year, including cash, patronage refund certif-icates and/or Class C non-voting Stock.

     In the opinion of the Company's management, payment in cash of not less than 20% of the total patronage dividends distributable each year to the Company's eligible and qualifying dealers will not have a material adverse effect on the operations of the Company or its ability to obtain adequate working capital for the normal requirements of its business.

Membership Agreement

     In addition to signing a Subscription Agreement for the purchase of shares of the Company's stock, each retail dealer who applies to become an Ace dealer (excluding firms which are discussed below under the sub-heading "International Retail Merchants") must sign the Company's customary Membership Agreement. A payment of $400 must accompany the signed Membership Agreement to defray the Company's estimated costs of processing the member-ship application. If the application is accepted, copies of both the Member-ship Agreement and the Stock Subscription Agreement, signed on behalf of the Company to evidence its acceptance, are forwarded to the dealer. No royalties are payable at any time by a dealer for an outlet which the Company accepts as a member-shareholder. Membership may be terminated upon various notice periods and for various reasons (including voluntary termination by either party) as prescribed in the Membership Agreement, except to the extent that special laws or regulations applicable to specific locations may limit the Company's right to terminate memberships, or may prescribe greater periods of notice under particular circumstances.

International Retail Merchants and Non-Member Accounts

     In 1989, the Company's Board of Directors authorized the Company to affiliate International Retail Merchants, who operate retail businesses outside the United States, its territories and possessions. International Retail Merchants do not sign the Company's Regular Membership Agreement, but may, depending on the circumstances, be granted a license to use certain of the Company's trademarks and service marks. They do not sign stock subscription agreements or become shareholders of the Company, nor do they receive distribution of patronage dividends. As of the end of fiscal years 1997, 1996 and 1995, International Retail Merchant volume accounted for approximately 4% of the Company's total sales in each such year. In 1995, the Company's Board of Directors authorized the Company to affiliate non-member retail accounts, which are not entitled to membership in the cooperative, and which therefore will neither own stock in the Company, nor receive patronage dividends. (See Article XXV, Sections 3 and 4 of the By-laws regarding International Retail Merchants and non-member accounts.)
In 1996, the Company commenced operations through Ace Canada Limited. Ace Canada merchants are not shareholders of the Company, nor do they receive distribution of patronage dividends.

Year 2000

     A detailed plan has been established to identify and track progress on the identification of systems, changing of non-compliant systems and testing of those systems for Year 2000 compliant status. The assessment to identify the systems affected by the Year 2000 issue will be completed by the end of the first quarter 1998. Project completion is planned for the middle of 1999. In addition, a plan is being developed for all devices (time clocks, power systems, etc.) within the Company. The Company expects its Year 2000 date conversion project to be completed on a timely basis.

     The Company expects to incur internal staff costs as well as incremental consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare the systems for the Year 2000. A significant portion of these costs will represent the re-deployment of existing information technology resources. However, management has not yet fully assessed the Year 2000 compliance expense.

     To date, correspondence has been received from the Company's primary vendors that plans are being developed to address processing of transactions in the Year 2000. However, there can be no assurance that the systems of other companies on which the Company's systems rely will be converted timely or that any such failure to convert by another company would not have an adverse effect on the Company's systems.

Item 2. Properties

     The Company's general offices are located at 2200 Kensington Court, Oak Brook, Illinois 60523. Information with respect to the Company's principal properties follows:
                                   Square Feet    Owned        Lease
                                   of Facility    or           Expiration
     Location  (Land in Acres)                    Leased       Date
     -------------------------     -----------    ------       ----------

General Offices:
  Oak Brook, Illinois                 206,030     Leased    September 30, 2009
  Oak Brook, Illinois                  70,508     Owned
  Markham, Ontario, Canada (1)         15,372     Leased    February 28, 2006

Distribution Warehouses:
  Lincoln, Nebraska                   346,000     Leased    December 31, 2006
  Arlington, Texas                    313,000     Leased    July 31, 2002
  Perrysburg, Ohio                    396,000     Leased    November 1, 2004
  Tampa, Florida                      391,760     Owned
  Harmans, Maryland                   277,000     Owned
  Yakima, Washington                  502,400     Owned
  Maumelle, Arkansas                  585,500     Owned
  LaCrosse, Wisconsin                 363,000     Owned
  Bloomfield, Connecticut (2)         449,820     Owned
  Huntersville, North Carolina        354,000     Owned
  Rocklin, California                 470,000     Owned
  Gainesville, Georgia                478,000     Owned
  Prescott Valley, Arizona            633,000     Owned
  Princeton, Illinois               1,080,000     Owned
  Carol Stream, Illinois (3)          250,000     Leased   September 30, 1999
  Chicago, Illinois (4)                18,168     Leased   May 31, 1999
  Brantford, Ontario, Canada (5)      434,000     Leased   March 31, 2006
  Baltimore, Maryland (6)             158,485     Leased   March 31, 1998
  Colorado Springs, Colorado          493,000     Owned
  Wilton, New York                    795,000     Leased   September 1, 2007
  Calgary, Alberta, Canada (5)        240,000     Leased   December 31, 2001

                                   Square Feet    Owned         Lease
                                   of Facility    or          Expiration
      Location  (Land in Acres)                   Leased         Date
      -------------------------    -----------    ------      ----------

Print Shop Facility:
  Downers Grove, Illinois              41,000     Leased   April 30, 2002

Paint Manufacturing Facilities:
  Matteson, Illinois                  356,000     Owned
  Chicago Heights, Illinois           194,000     Owned

Other Property:
  Aurora, Illinois                   72 acres     Owned
  LaCrosse, Wisconsin (7)             3 acres     Owned

     (1) This facility is leased by the Company's wholly owned subsidiary, Ace Hardware Canada, Limited for use as its corporate office.
     (2) This facility no longer operates as a distribution warehouse and is for sale.
     (3) This facility was leased by the Company in October, 1994, for use as a bulk merchandise redistribution center.
     (4) This facility was leased by the Company in June, 1994 for use as a freight consolidation center.
     (5) This facility is leased by the Company's wholly owned subsidiary, Ace Hardware Canada, Limited for use as a distribution warehouse. The Brantford facility includes 80,000 square feet leased for a two year period commencing January 1, 1998 and expiring December 31, 2000.
     (6) This facility was leased by the Company in February, 1995 for use as a redistribution center. The Company does not intend to renew this lease.
     (7) This land is adjacent to the Company's LaCrosse, Wisconsin warehouse.

     In addition to the above principal properties, the Company also leases other property for the purpose of operating retail hardware stores through its wholly owned subsidiaries, A.H.C. Store Development Corp. and Ace Corporate Stores, Inc. A.H.C. Store Development Corp. leases two properties in Illinois, one in Wisconsin, one in Michigan and two in Georgia. Ace Corporate Stores, Inc. leases one property in Illinois. The Company is also leasing real estate in Georgia for the purpose of operating a company-owned retail hardware store. This property is under construction.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

                                    PART II

Item 5. Market for The Registrant's Common Equity and Related
Stockholder Matters

     There is no existing market for the stock of the Company and there is no expectation that any market will develop. The Company is organized and operates as a cooperative corporation, and its stock is owned exclu-sively by retailers of hardware and related merchandise who are members of the Company.

     The number of holders of record as of February 13, 1998 of each class of stock of the Company is as follows:

             Title of Class                  Number of Record Holders
             --------------                  ------------------------
     Class A stock, $1,000 par value                   3,872
     Class B stock, $1,000 par value                   2,704
     Class C stock, $100 par value                     4,824

     Dividends, other than patronage dividends are prohibited by the Company's Articles of Incorporation and By-laws. See the discussion of patronage dividends under Item 1. Business.

Item 6. Selected Financial Data

                              SELECTED FINANCIAL DATA

Income Statement Data:

                                For the Years Ended December 31,
                 ------------------------------------------------------------
                    1997         1996         1995         1994        1993
                 ----------   ----------   ----------   ----------  ----------
                                          (000's omitted)

Net sales        $2,907,259   $2,742,451   $2,436,012   $2,326,115  $2,017,763
Cost of sales     2,682,863    2,535,014    2,253,430    2,152,322   1,866,768
                 ----------   ----------   ----------   ----------  ----------
Gross profit        224,396      207,437      182,582      173,793     150,995
Total expenses      148,009      135,130      118,840      109,271      93,903
                 ----------   ----------   ----------   ----------  ----------
Net earnings     $   76,387   $   72,307   $   63,742   $   64,522  $   57,092
                 ==========   ==========   ==========   ==========  ==========
Patronage
 dividends
 (Notes A, B,
   5 and 8)      $   76,153   $   73,837   $   64,716   $   64,520  $   59,023
                 ==========   ==========   ==========   ==========  ==========

Balance Sheet Data:

                                  Year Ended December 31,
                 -------------------------------------------------------------
                     1997         1996         1995         1994        1993
                 ----------   ----------   ----------   ----------  ----------
                                          (000's omitted)

Total assets     $  976,571   $  916,375   $  759,133   $  723,610  $  666,022
Working capital     159,011      146,911      139,805      150,514     138,652
Long-term debt       96,815       71,837       57,795       64,287      71,286
Patronage refund
 certificates
 payable, long-
 term                49,044       49,639       54,741       63,666      56,270
Member dealers'
 equity             245,814      233,363      217,245      199,827     186,028

(A) The Company operates as a cooperative organization, and pays patronage dividends to member dealers on earnings derived from business done with such dealers. It is the practice of the Company to distribute substan-tially all patronage sourced earnings in the form of patronage dividends.

(B) The form in which patronage dividends are to be distributed can only be determined at the end of each year when the amount distributable to each of the member dealers is known. For the five years ended December 31, 1997, patronage dividends were payable as follows:

                     1997         1996         1995        1994        1993
                   -------       -------      -------     -------     -------
                                          (000's omitted)

In cash            $29,943       $28,178      $23,522     $27,302     $25,766
In patronage
 refund
 certificates
 payable            13,726         9,500        5,032       9,920      12,728
In Class C Stock    22,366        26,474       27,506      21,766      19,064
In patronage
 financing
 deductions         10,118         9,685        8,656       5,532       1,465
Total patronage    -------       -------      -------     -------     -------
 dividends         $76,153       $73,837      $64,716     $64,520     $59,023
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

(5) & (8) refers to Notes (5) and (8) of the Consolidated Financial Statements beginning on page F-8 of this Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     The Company's ability to generate cash adequate to meet its needs ("liquidity") results from internally generated funds, short-term lines of credit and long-term financing (see Notes 3 and 4 to the financial statements).

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

     The Company has an established, unsecured revolving credit facility with a group of banks. The Company has unsecured lines of credit of $175.0 million of which $133.0 million was available at December 31, 1997. Any borrowings under these lines of credit would bear interest at the prime rate or less. Long-term financings are arranged as determined necessary to meet the Company's capital or other requirements, with principal amount, timing and form dependent on prevailing debt markets and general economic conditions. The Company's credit facilities provide that certain ratios be maintained with the only material covenant related to fixed charge coverage. The Company is in compliance with all debt covenants.

     Capital expenditures for new and improved facilities were $49.4, $40.4 and $31.3 million in 1997, 1996 and 1995, respectively. During 1997, the Company financed the $49.4 million of capital expenditures out of current and accumulated internally generated funds and short-term and long-term borrowings. 1998 capital expenditures are anticipated to be approximately $32.0 million primarily for improvements to existing facilities.

     As a cooperative, the Company distributes substantially all of its patronage sourced earnings to its members in the form of patronage dividends, which are deductible for income tax purposes (see headings "Patronage Dividend Determinations And Allocations" and "Federal Tax Treatment of Patronage Dividends"). Prior to 1994, patronage dividends were distributed on the basis of taxable income. Accordingly, patronage dividends can exceed net income or be less than net income due to the timing of certain items for income tax purposes. The Board of Directors does have the authority to determine reasonable reserves for the purpose of ensuring the welfare of the Company, but it has been the practice of the Company to distribute substantially all patronage sourced earnings in the form of patronage dividends.

     No adverse trends in revenue or net income have occurred since the end of the Company's last reported financial period. The Company expects that existing and new internally generated funds, along with established lines of credit and long-term financing, will continue to be sufficient to finance the Company's working capital requirements and patronage dividend and capital expenditure programs.

Operations-1997 Compared to 1996

     Net sales increased 6% due to increases in existing retailer volume, targeted efforts on new store development and conversions, and a full year of Canadian operations. Sales of basic hardware and paint merchandise (including warehouse, bulletin and direct shipments) increased 5.1% while lumber and building material sales increased 10.3% due to accelerated sales efforts. Excluding Canadian operations, international sales increased 27.5% primarily due to new international store development.

     Gross profit increased $17.0 million or 8.2% and increased as a percent of sales to 7.72% vs. 7.56% in 1996. Domestic gross profit as a percent of sales increased over 1996 due to increased manufacturing gross profit and additional company-owned stores. Canadian operations also contributed to the increased gross profit due to a full year of operation.

     Warehouse and distribution expenses increased $2.6 million or 7.2% due to the operation of one additional domestic facility and two Canadian facilities in 1997. The replacement of an existing facility also contributed to the increase, partially offset by increased traffic revenues.

     Selling, general and administrative expenses increased $4.6 million or 6.7% due to increased data processing costs and additional costs for a full year of Canadian operations. Excluding Canadian operations, selling, general and administrative expenses increased 4.8% and decreased slightly as a percent of sales resulting from continued cost containment and re-engineering efforts.

     Retail success and development expenses increased $3.9 million or 18.2% due to increased new business development costs, reduced retail systems income and costs associated with additional company-owned stores. Increases in this category are directly related to retail support of the Ace retailer as the Company continues to make investments in our dealer base.

     Paint Division sales increased 5.0% to $108.3 million. As a separate division of the Company, the Paint Division produced net manufacturing profits of $11.3 million in 1997 vs. $8.3 million in 1996. The increased net manufacturing profit results from the 5.0% sales increase and resulting gross margin and improved utilization of the Company's second facility. Paint is the only product manufactured by the Company. As discussed on page 9, patronage dividends are calculated separately for paint sales and increased to 10.31% in 1997 vs. 7.98% in 1996.

     Interest expense increased $2.9 million due to increased borrowings for the addition of a new facility in 1996 and 1997 and additional dealer dating programs. Other income increased due to increased past due service charges and reduced losses from the sale of property and equipment. Income taxes increased $792,000 due to improved profitability of the company's non-patronage operations.

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

     Gross profit increased $24.9 million or 13.6% and increased as a percent of sales to 7.56% vs. 7.50% in 1995 due primarily to gross profit from Canadian operations. Domestic gross profit as a percent of sales is comparable to 1995 as higher merchandise discounts and allowances were completely offset by lower levels of dealer price increases in 1996. Emphasis on low upfront pricing continued with total upfront rebates increasing 16.9% in 1996.

     Warehouse and distribution expenses increased $6.8 million or 22.8% due to start-up costs for the opening of one domestic and two Canadian facilities in 1996. Excluding Canadian operations, warehouse and distribution expenses increased 13.6% and increased slightly as a percent of sales due to wage increases to support the sales growth and start-up costs for the new facility.

     Selling, general and administrative expenses increased $7.9 million or 13.2% due to personnel costs for the start-up operations and increased data processing expenses. Excluding Canadian operations, selling, general and administrative expenses increased 7.5% and declined as a percent of sales due to reduced corporate administrative expenses resulting from 1996 re-engineering efforts.

     Retail success and development expenses increased $3.0 million or 16.4% due to increased new business development costs, increased retail training expenses and reduced retail systems income. Increases in this category are directly related to retail support of the Ace retailer as the Company continues to make investments in our dealer base.

     Paint Division sales increased 16.5% to $103.1 million. As a separate division of the Company, the Paint Division produced net manufacturing profits of $8.3 million in 1996 vs. $5.8 million in 1995. The increased net manufacturing profit results from the 16.5% sales increase and resulting gross margin and improved utilization of the Company's second facility partially offset by increased 1996 advertising expenses. Paint is the only product manufactured by the Company. As discussed on page 9, patronage dividends are calculated separately for paint sales and increased to 7.98% in 1996 vs. 6.87% in 1995.

     Interest expense decreased $1.3 million or 9.8% due to lower inventory levels resulting from improved inventory turnover in 1996. Additional dealer dating programs and long-term debt to fund 1996 capital investments partially offset the interest expense decline.

Impact of New Accounting Standards

     In June, 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which requires the prominent display of comprehensive income and its components in the financial statements. The Company is required to comply with SFAS No. 130 in fiscal year 1998 and estimates its adoption will not have a material effect on the consolidated financial statements.

     In June, 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements. The Company is required to comply with SFAS No. 131 in fiscal year 1998 and estimates its adoption will not have a material effect on the consolidated financial statements.

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

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

     Not Applicable.

Item 8. Financial Statements and Supplementary Data

     Financial statements covered by the report of the Company's independent certified public accountants are listed on Page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

     None.

                                     PART III

Item 10. Directors and Executive Officers of the Company

     The directors and the executive officers of the Company are:

                                                  Position(s) Held
            Name                 Age          and Business Experience
            ----                 ---          -----------------------
    Jennifer C. Anderson          47      Director since June 6, 1994; term
                                          expires 2000; President of Davis
                                          Lumber and Ace Hardware, Inc.,
                                          Davis, California.

    Eric R. Bibens II             41      Director since June 2, 1997; term
                                          expires 2000; President of Bibens
                                          Home Center, Inc., Springfield,
                                          Vermont.

    Lori L. Bossmann              37      Vice President-Controller effective
                                          September, 1997; Controller
                                          effective January, 1994; Assistant
                                          Controller effective November, 1990.

    Michael C. Bodzewski          48      Vice President-Merchandising
                                          effective June, 1990; General
                                          Merchandise Manager effective
                                          April, 1988.

    Lawrence R. Bowman            51      Director since February 4, 1991;
                                          term expires 1998; President
                                          of Owenhouse Hardware Co., Inc.,
                                          Bozeman, Montana.

    James T. Glenn                38      Director since June 3, 1996; term
                                          expires 1999; President of Ace
                                          Hardware of Chattanooga,
                                          Chattanooga, Tennessee.

    Ray A. Griffith               44      Vice President-Retail Development
                                          and Marketing effective September,
                                          1997; Director-Retail Operations,
                                          Western Division effective
                                          September, 1994; from July, 1993-
                                          April, 1994, President and Chief
                                          Executive Officer of Servistar/
                                          Coast to Coast Corporation; from
                                          July, 1992-June, 1993, Executive
                                          Vice President and Chief Operating
                                          Officer of Servistar/Coast to Coast
                                          Corporation; from January, 1990-June,
                                          1992, Vice President-General Manager
                                          of the Northern Division of
                                          Servistar/Coast to Coast Corporation.

                                                  Position(s) Held
            Name                 Age         and Business Experience
            ----                 ---         -----------------------
    D. William Hagan              40      Director since June 2, 1997; term
                                          expires 2000; President of Hagan
                                          Ace Hardware, Orange Park, Florida.

    David F. Hodnik               50      President and Chief Executive
                                          Officer effective January 1, 1996;
                                          President and Chief Operating
                                          Officer effective January 1, 1995;
                                          Executive Vice President and Chief
                                          Operating Officer effective January,
                                          1994; Executive Vice President and
                                          Treasurer effective January, 1991;
                                          Senior Vice President and Treasurer
                                          effective January, 1988; Vice Pres-
                                          ident-Finance and Management Infor-
                                          mation Systems and Treasurer
                                          effective September, 1986; Vice
                                          President-Finance and Treasurer
                                          effective December, 1982.

    Paul M. Ingevaldson           52      Senior Vice President-International
                                          and Technology effective September,
                                          1997; Vice President-Corporate
                                          Strategy and International
                                          Business effective September, 1992;
                                          Vice President-Retail Support
                                          Services effective August, 1989;
                                          Vice President-Western Region
                                          effective September 1, 1988; Vice
                                          President-Distribution effective
                                          September, 1986; Vice President-
                                          Management Information Systems
                                          effective October, 1985;
                                          Director of Data Processing
                                          effective October, 1982.

    Mark Jeronimus                49      Director since June 3, 1991; term
                                          expires 2000; President of Duluth
                                          Hardware, Inc., Duluth, Minnesota.

    Rita D. Kahle                 41      Senior Vice President-Wholesale
                                          effective September, 1997; Vice
                                          President-Finance effective January,
                                          1994; Vice President-Controller
                                          effective January, 1992; Controller
                                          effective July, 1988.

    John E. Kingrey               54      Director since May 17, 1992; term
                                          expires 1999; President of WK&K
                                          Corp., Wimberley, Texas.

    Richard E. Laskowski          56      Chairman of the Board since
                                          February 18, 1992 and Director
                                          since June 1, 1987;
                                          term expires 1998; President of Ace
                                          Hardware Home Center of Round Lake,
                                          Inc., Round Lake, Illinois.

    David W. League               58      Vice President-General Counsel and
                                          Secretary effective June, 1990;
                                          General Counsel and Secretary
                                          effective January, 1990;
                                          General Counsel effective January,
                                          1989.

    William A. Loftus             59      Executive Vice President-Retail
                                          effective September, 1997; Senior
                                          Vice President-Retail
                                          Operations and
                                          Marketing effective October, 1994;
                                          Senior Vice President-Marketing and
                                          Advertising effective September,
                                          1992; Senior Vice President since
                                          January 1, 1991; Vice President-
                                          Retail Support Operations effective
                                          August, 1989; Vice President-
                                          Eastern Region effective
                                          September 1, 1988; Vice
                                          President-Sales effective October,
                                          1983; National Sales Manager
                                          effective October, 1976.

                                                  Position(s) Held
            Name                 Age         and Business Experience
            ----                 ---         -----------------------
    David F. Myer                 52      Vice President-Retail Support
                                          effective September, 1997; Vice
                                          President-Retail Support and
                                          New Business effective October,
                                          1994; Vice President-Retail Support
                                          effective August, 1992; Vice Pres-
                                          ident-Distribution effective July,
                                          1989.

    Fred J. Neer                  58      Vice President-Human Resources
                                          effective April, 1989; Director
                                          of Human Resources effective
                                          April, 1986.

    Roger E. Peterson             60      Director since June 5, 1995; term
                                          expires 1998; Chief Executive
                                          Officer effective January
                                          1, 1995; President and
                                          Chief Executive Officer effective
                                          December, 1989; President
                                          effective August, 1986;
                                          Executive Vice President
                                          effective March, 1985; Vice
                                          President-Operations effective
                                          December, 1982.

    Donald L. Schuman             59      Vice President-Information Technology
                                          effective  June, 1990;
                                          Director-Information Systems
                                          effective January, 1987.

    Jon R. Weiss                  62      Director since June 4, 1990; term
                                          expires 1999; President of John W.
                                          Weiss Hardware Company,
                                          Glenview, Illinois.

    James R. Williams, Jr.        50      Director since June 5, 1989; term
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

     The By-laws provide that no person is eligible to serve as a dealer director unless such person is either the owner of a retail business organ-ization holding stock in the Company or an executive officer, general partner or general manager of such a retail business organization. Regional dealer directors are elected from geographic regions of the United States established by the Board. If the Board determines that all regions have representation by regional dealer directors and the maximum number of directors would not there-by be exceeded, then dealer directors at large may also be elected.

     In accordance with the applicable procedure established by the By-laws, the following directors have been selected as nominees for reelection at the annual stockholders meeting to be held on June 1, 1998, as a dealer director and a non-dealer director, respectively, of the classes, from the regions and for terms as indicated below:

        Nominee                         Class          Region       Term
        -------                         -----          ------       ----
   Lawrence R. Bowman                     3               7        3 years
   Roger E. Peterson                      3              N/A*      3 years

     Mr. James R. Williams is not eligible for reelection as a director commencing in 1998. The person named below has been selected as the nominee for election to the Board for the first time at the 1998 annual meeting as a dealer director of the class, from the region and for the term indicated:

        Nominee                 Age     Class          Region       Term
        -------                 ---     -----          ------       ----
   Daniel L. Gust                48       3               5        3 years

     In addition, Chairman of the Board Richard E. Laskowski is not eligible for reelection as a director commencing in 1998. The person named below has been selected as the nominee for election to the Board at the 1998 annual meeting as a director from the class, from the region and for the term indicated:

        Nominee                 Age     Class          Region       Term
        -------                 ---     -----          ------       ----
   Mario R. Nathusius            54       3              N/A*     3 years

     The person named below has been selected as the nominee for the election to the Board at the 1998 annual meeting as a dealer director at large from the class, from the region and for the term indicated:

        Nominee                 Age     Class          Region       Term
        -------                 ---     -----          ------       ----
   Howard J. Jung                50       3              N/A*     3 years

     Mr. Jung previously served on the Board of Directors from 1987 through May, 1996. If elected, Mr. Jung has been selected to serve as Chairman of the Board effective June 1, 1998 when Mr. Laskowski's term expires.

     *Non-dealer directors and dealer directors at large are not elected with respect to particular geographic regions.

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

Item 11. Executive Compensation

     The following information is set forth with respect to the cash compensa-tion paid by the Company to each of the five highest paid executive officers of the Company whose cash compensation exceeded $100,000, for services ren-dered by them in all capacities to the Company and its subsidiaries during the fiscal year ended December 31, 1997 and the two previous fiscal years:

                        SUMMARY COMPENSATION TABLE



                                                                Long-Term
                            Annual Compensation                Compensation
                      ---------------------------------   --------------------
                                                  (2)                  (4)
                                                 Other        (3)      All
       Name                                      Annual      Long-    Other
       and                              (1)      Compen-     Term     Compen-
     Principal               Salary    Bonus     sation     Payouts   sation
     Position         Year    ($)       ($)        ($)        ($)       ($)
     --------         ----   ------    -----     ------     -------   -------
David F. Hodnik       1997  $600,000      -      $14,147   $195,666   $133,167
President and Chief   1996   500,000      -       20,110    173,223    104,989
Executive Officer     1995   450,000      -       17,021    105,870     97,624
(CEO effective 1/1/96)

William A. Loftus     1997   308,300   53,628     12,853     83,241     71,778
Executive Vice        1996   290,000   49,880      8,442     81,132     60,644
President-Retail      1995   275,000   42,350      6,298     80,204     59,153

Paul M. Ingevaldson   1997   272,300   49,453     11,738     74,259     46,922
Senior Vice           1996   257,000   40,092     11,188     72,450     49,579
President-            1995   247,000   33,100      7,215     71,221     49,466
International and
Technology

Rita D. Kahle         1997   250,000   46,237      8,647     57,813     46,733
Senior Vice           1996   218,000   36,406      6,826     50,436     33,122
President-            1995   195,000   32,175      9,012     44,807     35,573
Wholesale

Michael C. Bodzewski  1997   235,750   45,420      9,988     57,990     34,785
Vice President-       1996   217,250   37,018      7,312     52,107     36,384
Merchandising         1995   192,500   36,800      9,555     48,158     36,523

(1) The Incentive Compensation Plan covers each of the executive officers (except Mr. Hodnik). The bonus amounts awarded to participants in the Plan are determined in accordance with achievement of individual per-formance based objectives and achievement of corporate goals. The max-imum short-term incentive award for each executive officer is 20% of their respective salary. The short-term bonus award becomes payable to each participant as early as practicable at or after the end of the fiscal year.

(2) The Company provided automobiles to certain of its executive officers. The Company requires them to maintain records with respect to any bus-iness automobile use. Such officers pay, both directly and by reim-bursement to the Company, personal automobile expenses. During 1997, Company provided automobiles were replaced with automobile allowances. Country club memberships granted prior to 1994 to some officers have been eliminated, except for the President. The compensation table set forth above includes the value of these items and such value for any officer did not exceed the lesser of $25,000 or 10% of the compensation reported for each in said table.

(3) Includes the long-term incentive award under the Long-Term Incentive Compensation Deferral Option Plan effective in 1995. The long-term Officer incentive plan is based upon corporate performance over a three year period with emphasis on total shareholder return through maximizing both year-end patronage dividends and upfront dividends (throughout the year) through pricing programs and discounts. This plan maintains the commitment to long-term performance and shareholder return in a co-operative environment. One third of the total long-term incentive award is subject to a one year vesting provision. Total awards paid in 1997 were $195,666, $83,241, $74,259, $57,990 and $57,813 for Messrs.
     Hodnik, Loftus, Ingevaldson, Bodzewski and Ms. Kahle, respectively.

     Effective January 1, 1995, executive officers may elect to defer a portion (20% to 100%, in 20% increments) of the annual award granted. Par-ticipants' compensation deferrals are credited with a specified rate of interest to provide a means to accumulate supplemental retirement benefits. Deferred benefits are payable over a period of 5 to 20 years. Annual elec-tions are required for the upcoming deferral year by December of the pre-ceding year. Of the total 1997 awards, amounts deferred were $104,355, $61,043, $74,259, $38,660 and $57,813 for Messrs. Hodnik, Loftus,
     Ingevaldson, Bodzewski and Ms. Kahle, respectively.

(4) Includes contributions to the Company's Profit Sharing Plan which has been in existence for the period of January 1, 1953 through December 31, 1996, the Company's Profit Sharing Plus Plan which has been in existence since January 1, 1997, and contributions to the Company's Retirement Benefits Replacement Plan. All active employees are eligible to partic-ipate in the Company's profit sharing plan after one year of service. Those active employees covered by a collective bargaining agreement regarding retirement benefits, which were the subject of good faith bar-gaining, are not eligible if such agreement does not include them in the plan. For the year 1997, the Company contributed a maximum of 10.5% of each participant's eligible compensation to the Profit Sharing Plus Plan (9.5% profit sharing and 1% Company 401-K match). During the year 1997, $16,800 was expensed by the Company pursuant to the Plan for Messrs. Hodnik, Loftus, Ingevaldson, Bodzewski and Ms. Kahle.

     The Company has also established a Retirement Benefits Replacement Plan covering all executive officers of the Company. This is an unfunded Plan under which the participants therein are eligible to receive retirement benefits equal to the amounts by which the benefits they would otherwise have been entitled to receive under the Company's Profit Sharing Plan may be reduced by reason of the limitations on contributions and benefits imposed by any current or future provisions of the U.S. Internal Revenue Code or other federal legislation. During the year 1997, amounts expensed by the Company pursuant to the Plan were $116,367 for Mr. Hodnik, $54,978 for Mr. Loftus, $30,122 for Mr. Ingevaldson, $17,985 for Mr. Bodzewski and $29,933 for Ms. Kahle.

     The Company also funds the base premium for a supplemental universal life insurance policy for each officer but does not contribute to supplemental retirement benefits through this vehicle. Participants may elect to deposit a portion (up to one-third) of the long term incentive award into the var-iable annuity insurance policy in their name or may elect to defer this portion under the Deferral Option Plan.

(5) As a cooperative whereby all stockholders are member dealers, the Company does not grant or issue stock awards of any kind.

     Messrs. Hodnik, Loftus, and Ingevaldson are employed under contracts, each dated January 1, 1997 for respective terms of two years, terminating December 31, 1998. Mr. Bodzewski and Ms. Kahle are employed under contracts dated April 1, 1997 and January 1, 1998 for a two year term terminating March 31, 1999 and December 31, 1999, respectively. The contracts provide for annual compensation effective January 1, 1998 of $600,000, $315,000, $279,000,
$240,000 and $270,000, respectively or such increased amount, if any, as shall be approved by the Board of Directors.

     The Company also maintains a Pension Plan which has been in existence since December 31, 1970. All active employees are eligible to participate in this Plan on the first January 1 that they are working for the Company. Those active employees covered by a collective bargaining agreement regarding retirement benefits, which were the subject of good faith bargaining are not eligible if such agreement does not include them in the plan. The Plan provides benefits at retirement at or after age 65 determined under a formula which takes into account 60% of a participant's average base pay (including overtime) during the 5 highest consecutive calendar years of employment and years of service prior to age 65, and under which an offset is applied for the straight life annuity equivalent of the vested portion of the participant in the amount of benefits provided for them by the Company under the Profit Sharing Plan. In December 1995, the Company settled a portion of its pension liability to retirees and vested terminated participants through lump sum payments and the purchase of single premium annuity contracts. The Plan was closed to new entrants on December 31, 1995.

     Examples of yearly benefits provided by the Pension Plan (prior to reduction by the Profit Sharing Plan offset) are as follows:

                                     Years of Service

  Remuneration              10        15        20        25     30 or more
  ------------           -------   -------   -------   -------   ----------
    $150,000             $30,000   $45,000   $60,000   $75,000     $90,000
    $100,000              20,000    30,000    40,000    50,000      60,000
    $ 50,000              10,000    15,000    20,000    25,000      30,000

     The amounts shown above represent straight life annuity amounts. Maximum benefits from the Pension Plan are attained after 30 years of service and attainment of age 65. The compensation covered by the Pension Plan consists of base compensation (exclusive of bonuses and non-recurring salary or wage payments) and shall not exceed $150,000 of such total remuneration paid to a participant during any plan year. Remuneration and yearly benefits under the Plan are limited, and subject to adjustment, under Sections 415(d) and 401(a)17 of the U.S. Internal Revenue Code. The amount of covered compensation under the Pension Plan, therefore is $150,000 for each Executive Officer named in the Compensation table. The present credited years of service under the Pension Plan for the currently employed executive officers named in the compen-sation table are as follows: David F. Hodnik-25 years; William A. Loftus-21 years; Paul M. Ingevaldson-18 years; Michael C. Bodzewski-20 years and Rita D. Kahle-11 years.

Compensation Committee Report

     The Compensation Committee reviews and approves compensation and benefits provided to all senior executives. The corporation's Executive Compensation philosophy is one that supports the Company's fundamental business strategies. The Committee stresses long term measured results, focus on teamwork, accepting prudent risks, and are strongly committed to fulfilling dealer/ consumer needs.

     Our compensation program reflects a policy of market place comparisons and corporate and individual performance based pay. Our competitors for talented people include publicly owned for profit retail corporations, privately owned for profit retail enterprises, and other national hardware/LBM cooperatives. Each of these comparative groupings has quite a different compensation practice/ philosophy. An annual review is performed of executive cash compensation pro-vided by competitors and by participating in various executive compensation sur-veys. Our orientation is to be cognizant of their respective practices and pay levels, but to give greater emphasis to that which supports our strategic busi-ness objectives and the needs of our dealer network.

     The Compensation Committee changed the compensation mix in 1994 and again in 1998 to one which stresses the provision of more significant performance based incentives, particularly long-term. Annual and long-term incentive opportunities have increased, with substantive changes in long-term performance criteria. Long-term performance is evaluated heavily on a measurement of total shareholder return including both year-end patronage dividends and upfront dividends through low-upfront pricing programs and discounts. This criteria maximizes total return to our membership.

     As it relates to the President/CEO compensation, the President's compen-sation includes a competitive base salary and a long-term incentive award to maintain the commitment to long-term Company performance and shareholder return.

Compensation of Directors

     Effective January 1, 1998, and January 1, 1997, each member of the Board of Directors receives a monthly fee of $2,500 and $2,850, respectively, for their services. Effective January 1, 1998 each member of the Board of Directors receives $1,500 per Board of Directors meeting attended. In addition effective March 1, 1998 each Board of Director Committee Chairperson receives $500 per meeting chaired. Effective as of the foregoing dates, Mr. Laskowski is paid a total annual fee of $150,000 and $135,000 per year, respectively, in his capacity as Chairman of the Board.

     In 1994, the previous Deferred Director Fee Plan was amended, restated and retitled the Directors' Deferral Option Plan. Like the Officers' Long Term Incentive Compensation Deferral Option Plan, under this Directors' Plan, direc-tors may elect to defer a portion (5% to 100%, in 5% increments) of their annual director's fee. Deferred benefits are payable over a period of 5 to 20 years, as elected. Annual elections are required for the upcoming deferral year by December of the preceding year.

     Each member of the Board is also reimbursed for the amount of travel and lodging expenses incurred in attending meetings of the Board and of the Commit-tees of the Board. The expenses incurred by them in attending the semi-annual conventions and exhibits which the Company sponsors are also paid by the Com-pany. Each member of the Board is also paid $200 per diem compensation for special committee meetings and nominating committee regional trips attended.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     With the exception of Mr. Laskowski, no shares of the Company's stock were held by any of its officers. No person owns of record or is known by the Com-pany to own beneficially more than five percent of the outstanding voting securities of the Company.

     The following table sets forth the shares of Class B Stock and Class C Stock of the Company held beneficially, directly or indirectly, by each direc-tor (and nominee) owning such shares, individually itemized, and by all officers and directors as a group, as of February 13, 1998:

                           Class B Stock Owned            Class C Stock Owned
                           ---------------------         --------------------
                            Number       Percent           Number    Percent
                           of Shares    of Class         of Shares   of Class
                           ---------    --------         ---------   --------
  Jennifer C. Anderson         4          0.148             3,224     .152
  Eric R. Bibens II            -            -                 531     .025
  Lawrence R. Bowman           4          0.148             2,049     .096
  James T. Glenn               4          0.148             7,873     .371
  Daniel Gust                  -            -                 246     .012
  D. William Hagan             4          0.148             2,235     .105
  Mark Jeronimus               -            -                 730     .034
  Howard J. Jung               -            -                 555     .026
  John E. Kingrey              4          0.148             1,263     .059
  Richard E. Laskowski         4          0.148            13,163     .620
  Mario Nathusius              -            -               2,943     .139
  Jon R. Weiss                 4          0.148             2,754     .130
  James R. Williams, Jr.       4          0.148               772     .036
  All above directors and    ----        -------          -------   -------
     officers as a group      32          1.184            38,338    1.805
                             ====        =======          =======   =======

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

     No director has had any business relationship which is required to be dis-closed pursuant to Item 404(b) of Regulation S-K of the Securities and Exchange Commission, during the Registrant's last fiscal year. Mr. Peterson, who was elected as an outside Director effective June 5, 1995 and retired as CEO of the Company effective May 31, 1995 is subject to an agreement through May 31, 2000 providing for non-competition within the industry, participation in designated Company functions and total renumeration of $150,000 per year over the 5 year term.

     No director, director nominee, executive officer, any member of the immed-iate family of any of the foregoing, or any corporation or organization of which any of the foregoing is an executive officer, partner, or, directly or in-directly, the beneficial owner of ten percent or more of any class of equity securities, or any trust or other estate in which any of the foregoing has a substantial beneficial interest or as to which such person serves as a trustee or in a similar capacity, has been indebted to the Registrant or its subsid-iaries at any time since the beginning of the Registrant's last fiscal year in an amount in excess of $60,000, except for indebtedness incurred in connection with purchases of merchandise and services made from the Registrant in the ord-inary course of business by the retail hardware businesses in which the direc-tors have ownership interest.

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

                                           ACE HARDWARE CORPORATION

                                           By   RICHARD E. LASKOWSKI
                                             ------------------------
                                               (Richard E. Laskowski
                                              Chairman of the Board and
                                                     Director)
DATED: March 18, 1998


     Pursuant to the requirement of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                      Title                  Date

   RICHARD E. LASKOWSKI         Chairman of the Board    March 18, 1998
  ----------------------         and Director
  (Richard E. Laskowski)

     DAVID F. HODNIK            President and Chief      March 18, 1998
  ----------------------         Executive Officer
    (David F. Hodnik)

     LORI L. BOSSMANN           Vice President-          March 18, 1998
  ----------------------         Controller
    (Lori L. Bossmann)           (Principal Financial
                                 and Accounting Officer)


Jennifer C. Anderson, Eric R. Bibens II,     Directors
Lawrence R. Bowman, James T. Glenn,
D. William Hagan, Mark Jeronimus,
John E. Kingrey, Roger E. Peterson,
Jon R. Weiss, and James R. Williams, Jr.

*By   DAVID F. HODNIK
   ------------------------
     (David F. Hodnik)

*By   LORI L. BOSSMANN                                      March 18, 1998
   ------------------------
     (Lori L. Bossmann)



     *Attorneys-in-fact



                          THIS PAGE INTENTIOANLLY LEFT BLANK




                                  INDEX TO EXHIBITS
     Exhibits
     Enclosed                                Description
     ------------                            -----------

     21          Subsidiaries of the Registrant

     24          Powers of Attorney

     Exhibits
     Incorporated
     by Reference                            Description
     ------------                            -----------

     2           No Exhibit

     3-A Restated Certificate of Incorporation of the Registrant dated September 18, 1974 filed as Exhibit 3-A to the Registrant's Form S-1 Registration Statement (Regis-tration No. 2-55860) on March 30, 1976 and incorporated herein by reference.

     3-B By-laws of the Registrant as amended through August 19, 1997 included as Appendix A to the Prospectus constituting a part of the Post Effective Amendment No. 3 to the Registrant's Form S-2 Registration Statement filed on or about March 18, 1998 (Registration No. 33-58191) and incorporated herein by reference.

     3-C Certificate of Amendment to the restated Certificate of Incor-poration of the Registrant dated May 19, 1976 filed as Exhibit 3-D to Amendment No. 1 to the Registrant's Form S-1 Registra-tion Statement (Registration No. 2-55860) on June 10, 1976 and incorporated herein by reference.

     3-D Certificate of Amendment to the restated Certificate of Incor-poration of the Registrant dated May 21, 1979 filed as Exhibit 3-F to Amendment No. 1 to the Registrant's Form S-1 Registra-tion Statement (Registration No. 2-63880) on May 23, 1979 and incorporated herein by reference.

     3-E Certificate of Amendment to the restated Certificate of Incor-poration of the Registrant dated June 7, 1982 filed as Exhibit 3-G to the Registrant's Form S-1 Registration Statement (Regis-tration No. 2-82460) on March 16, 1983 and incorporated herein by reference.

     3-F Certificate of Amendment to the restated Certificate of Incor-poration of the Registrant dated June 5, 1987 filed as Exhibit 3-F to the Registrant's Form S-1 Registration Statement (Regis-tration No. 33-4299) on March 29, 1988 and incorporated herein by reference.

     3-G Certificate of Amendment to the restated Certificate of Incor-poration of the Registrant dated June 16, 1989 filed as Exhibit 4-G to Post Effective Amendment No. 1 to the Registrant's S-2 Registration Statement filed on or about March 20, 1990 and incorporated by reference.

     3-H Certificate of Amendment to the restated Certificate of Incor-poration of the Registrant dated June 3, 1996 filed as Exhibit 4-H to Post-Effective Amendment No. 2 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) filed on or about March 12, 1997 and incorporated herein by reference.

     4-A Specimen copy of Class B stock certificate as revised as of November, 1984, filed as Exhibit 4-A to Post-Effective Amend-ment No. 2 to the Registrant's Form S-1 Registration Statement (Registration No. 2-82460) on March 15, 1985 and incorporated herein by reference.


     Exhibits
     Incorporated
     by Reference
     ------------

     4-B Specimen copy of Patronage Refund Certificate as revised in 1988 filed as Exhibit 4-B to Post-Effective Amendment No. 2 to the Registrant's Form S-1 Registration Statement (Registra-tion No. 33-4299) on March 29, 1988 and incorporated herein by reference.

     4-C Specimen copy of Class A stock certificate as revised in 1987 filed as Exhibit 4-C to Post-Effective Amendment No. 2 to the Registrant's Form S-1 Registration Statement (Registration No. 33-4299) on March 29, 1988 and incorporated herein by reference.

     4-D Specimen copy of Class C stock certificate filed as Exhibit 4-I to the Registrant's Form S-1 Registration Statement (Registra-tion No. 2-82460) on March 16, 1983 and incorporated herein by reference.

     4-E Copy of current standard form of Subscription for Capital Stock Agreement to be used for dealers to subscribe for shares of the Registrant's stock in conjunction with new membership agree-ments submitted to the Registrant filed as Exhibit 4-L to Post-Effective Amendment No. 2 to the Registrant's Form S-2 Regis-tration Statement (Registration No. 33-46449) on or about March 23, 1994 and incorporated herein by reference.

     4-F Copy of plan for the distribution of patronage dividends with respect to purchases of merchandise made from the Registrant from January 1, 1995-December 31, 1997 adopted by the Board of Directors of the Registrant on July 26, 1994 filed as Exhibit 4-F to Post-Effective Amendment No. 3 to the Registrant's Form S-2 Registration Statement on or about March 18, 1998 (Regis-tration No. 33-58191) and incorporated herein by reference.

     4-G Copy of plan for the distribution of patronage dividends with respect to purchases of merchandise made from the Registrant on and after January 1, 1998 adopted by the Board of Directors of the Registrant filed as Exhibit 4-G to Post-Effective Amend-ment No. 3 to the Registrant's Form S-2 Registration Statement on or about March 18, 1998 (Registration No. 33-58191) and incorporated herein by reference.

     9           No Exhibit

     10-A Copy of Ace Hardware Corporation Retirement Benefits Replace-ment Plan Restated and Adopted December 7, 1993 filed as Ex-hibit 10-A to Post-Effective Amendment No. 3 to the Regis-trant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 18, 1998 and incorporated herein by reference.

     10-B Copy of First Amendment to Restated Ace Hardware Corporation Retirement Benefits Replacement Plan adopted on August 19, 1997 filed as Exhibit 10-B to Post-Effective Amendment No. 3 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 18, 1998 and incorporated herein by reference.

     10-C Copy of First Amendment to Ace Hardware Corporation Deferred Compensation Plan adopted on August 19, 1997 filed as Exhibit 10-C to Post-Effective Amendment No. 3 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 18, 1998 and incorporated herein by reference.

     Exhibits
     Incorporated
     by Reference
     ------------

     10-D Copy of Restated PREP Plan (formerly known as Executive Supple-mental Benefit Plans) adopted August 19, 1997 filed as Exhibit 10-D to Post-Effective Amendment No. 3 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 18, 1998 and incorporated herein by reference.

     10-E Copy of the "Ace Hardware Corporation Officer's (sic) Incentive Compensation Plan" as amended and restated effective January
                 1, 1994, filed as Exhibit 10-G to Post-Effective Amendment No. 2 to the Registrant's Form S-2 Registration Statement (Regis-tration No. 33-46449) on or about March 23, 1994 and incorpor-ated herein by reference.

     10-F Second Modification of Amended and Restated Note Purchase and Private Shelf Agreement dated as of August 23, 1996, as amended by the First Modification of Amended and Restated Purchase and Private Shelf Agreement dated as of April 2, 1997, with the Prudential Insurance Company of America filed as Exhibit 10-F to Post-Effective Amendment No. 3 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 18, 1998, and incorporated herein by reference.

     10-G        Copy of Participation Agreement with PNC Commercial Corp.
                 dated December 17, 1997 establishing a $10,000,000 discretionary leasing facility for the purchase of land and construction of retail hardware stores filed as Exhibit 10-G to Post-Effective Amendment No. 3 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 18, 1998 and incorporated herein by reference.

     10-H Copy of Form of Executive Officer Employment Agreement effec-tive January 1, 1996 filed as Exhibit 10-a-17 to Post-Effective Amendment No. 1 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 15, 1996 and incorporated herein by reference.

     10-I Copy of Note Purchase and Private Shelf Agreement with the Prudential Insurance Company of America dated September 27, 1991 securing 8.74% Senior Series A Notes in the principal sum of $20,000,000 with a maturity date of July 1, 2003 filed as
                 Exhibit 10-A-q to the Registrant's Form S-2 Registration State-ment (Registration No. 33-46449) on March 23, 1992 and incor-porated herein by reference.

     10-J Copy of Standard Form of Ace Hardware International Retail Mer-chant Agreement adopted in 1990, filed as Exhibit 10-A-q to Post Effective Amendment No. 2 to the Registrant's Form S-2 Registration Statement (Registration No. 33-27790) on March 20, 1991 and incorporated herein by reference.

     10-K Copy of current standard form of Ace Hardware Membership Agree-ment filed as Exhibit 10-P to Pre-Effective Amendment No. 2 to the Registrant's form S-2 Registration Statement (Registration No. 33-58191) on or about April 26, 1995 and incorporated herein by reference.

     10-L Copy of 6.89% Senior Series B notes in the aggregate principal sum of $20,000,000 issued July 29, 1992 with a maturity date of January 1, 2000 pursuant to Note Purchase and Private Shelf Agreement with the Prudential Insurance Company of America dated September 27, 1991 and filed as Exhibit 10-A-r to Post Effective Amendment No. 1 to the Registrant's Form S-2 Regis-tration Statement (Registration No. 33-46449) on March 22, 1993 and incorporated herein by reference.

     Exhibits
     Incorporated
     by Reference
     ------------

     10-M Copy of 6.47% Senior Series A notes in the aggregate principal amount of $30,000,000 issued September 22, 1993 with a maturity date of June 22, 2008, and $20,000,000 Private Shelf Facility, pursuant to Note Purchase and Private Shelf Agreement with the Prudential Insurance Company of America dated as of September 22, 1993, filed as Exhibit 10-R to Post-Effective Amendment
                 No. 2 to the Registrant's Form S-2 Registration Statement (Registration No. 33-46449) on or about March 23, 1994 and incorporated herein by reference.

     10-N Copy of Lease dated March 24, 1997 for print shop facility of the Registrant in Downers Grove, Illinois filed as Exhibit 10-N to Post-Effective Amendment No. 3 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 18, 1998 and incorporated herein by reference.

     10-O Copy of Lease dated September 30, 1992 for general offices of the Registrant in Oak Brook, Illinois filed as Exhibit 10-A-u to the Registrant's Form S-2 Registration Statement (Registra-tion No. 33-46449) on March 22, 1993 and incorporated herein by reference.

     10-P Copy of Ace Hardware Corporation Deferred Director Fee Plan as amended on June 8, 1993, filed as Exhibit 10-W to Post-Effec-tive Amendment No. 2 to the Registrant's Form S-2 Registration Statement (Registration No. 33-46449) on or about March 23, 1994 and incorporated herein by reference.

     10-Q Copy of Ace Hardware Corporation Deferred Compensation Plan effective January 1, 1994, filed as Exhibit 10-X to Post-Effective Amendment No. 2 to the Registrants Form S-2 Registra-tion Statement (Registration No. 33-46449) on or about March 23, 1994 and incorporated herein by reference.

     10-R Copy of Lease dated September 22, 1994 for bulk merchandise redistribution center of the Registrant in Carol Stream, Illinois filed as Exhibit 10-Y to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 23, 1995 and incorporated herein by reference.

     10-S Copy of Lease dated May 4, 1994 for freight consolidation center of the Registrant in Chicago, Illinois filed as Exhibit 10-Z to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 23, 1995 and incorporated herein by reference.

     10-T Copy of Long-Term Incentive Compensation Deferral Option Plan of the Registrant effective January 1, 1995 adopted by its Board of Directors on December 6, 1994 filed as Exhibit 10-a-1 to the Registrant's Form S-2 Registration Statement (Registra-tion No. 33-58191) on or about March 23, 1995 and incorporated herein by reference.

     10-U Copy of Directors' Deferral Option Plan of the Registrant effective January 1, 1995 adopted by its Board of Directors on December 6, 1994 filed as Exhibit 10-a-2 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 23, 1995 and incorporated herein by reference.

     Exhibits
     Incorporated
     by Reference
     ------------

     10-V Copy of Agreement dated January 6, 1995 between Ace Hardware Corporation and Roger E. Peterson filed as Exhibit 10-a-9 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 23, 1995 and incorporated herein by reference.

     10-W Copy of Lease dated July 28, 1995 between A.H.C. Store Develop-ment Corp. and Tri-R Corporation for retail hardware store premises located in Yorkville, Illinois filed as Exhibit 10-a-11 to Post-Effective Amendment No. 1 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 15, 1996 and incorporated herein by reference.

     10-X Copy of Lease dated October 31, 1995 between Brant Trade & Industrial Park, Inc. and Ace Hardware Canada Limited for ware-house space in Brantford, Ontario, Canada filed as Exhibit 10-a -12 to Post-Effective Amendment No. 1 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 15, 1996 and incorporated herein by reference.

     10-Y Copy of Lease dated November 27, 1995 between 674573 Ontario Limited and Ace Hardware Canada Limited for general office space in Markham, Ontario, Canada filed as Exhibit 10-a-13 to Post-Effective Amendment No. 1 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 15, 1996 and incorporated herein by reference.

     10-Z Copy of Lease dated February 9, 1995 between Leroy M. Merritt and the Registrant for its Baltimore, Maryland redistribution center filed as Exhibit 10-a-14 to Post-Effective Amendment No. 1 to the Registrant's Form S-2 Registration Statement (Regis-tration No. 33-58191) on or about March 15, 1996 and incorporated herein by reference.

     10-a-1 Copy of First Amendment to the Ace Hardware Corporation Long-Term Incentive Compensation Deferral Option Plan effective December 5, 1995 filed as Exhibit 10-a-15 to Post-Effective Amendment No. 1 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 15, 1996 and incorporated herein by reference.

     10-a-2 Copy of First Amendment to the Ace Hardware Corporation Direc-tors' Deferral Option Plan effective December 5, 1995 filed as
                 Exhibit 10-a-16 to Post-Effective Amendment No. 1 to the Regis-trant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 15, 1996 and incorporated herein by reference.

     10-a-3 Copy of Ace Hardware Corporation Executive Benefit Security Trust Agreement effective July 19, 1995 filed as Exhibit 10-a-18 to Post-Effective Amendment No. 1 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 15, 1996 and incorporated herein by reference.

     10-a-4 Copy of current standard form License Agreement for Interna-tional Retail Merchants adopted in 1996 filed as Exhibit 10-a-12 to Post-Effective Amendment No. 2 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 12, 1997 and incorporated herein by reference.


     Exhibits
     Incorporated
     by Reference
     ------------

     10-a-5 Copy of Lease Agreement dated as of September 1, 1996 for the Registrant's project facility in Wilton, New York filed as
                 Exhibit 10-a-13 to Post-Effective Amendment No. 2 to the Regi-strant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 12, 1997 and incorporated herein by reference.

     10-a-6 Copy of 6.47% Series A Senior Notes in the aggregate principal amount of $30,000,000 issued August 23, 1996 with a maturity date of June 22, 2008, and $70,000,000 Private Shelf Facility, pursuant to Amended and Restated Note Purchase and Private Shelf Agreement with the Prudential Insurance Company dated August 23, 1996 and filed as Exhibit 10-a-14 to Post-Effective Amendment No. 2 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 12, 1997 and incorporated herein by reference.

     10-a-7 Copy of First Amendment to Ace Hardware Corporation Officer Incentive Plan adopted on August 19, 1997 filed as Exhibit 10-a-7 to Post-Effective Amendment No. 3 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 18, 1998, and incorporated herein by reference.

     11          No Exhibit.

     12          No Exhibit.

     13          No Exhibit.

     16          No Exhibit.

     18          No Exhibit.

     22          No Exhibit.

     23 Consent of KPMG Peat Marwick LLP, dated March 16, 1998, filed as Exhibit 23(a) to Post-Effective Amendment No. 3 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) filed on or about March 18, 1998 and incorporated herein by reference.

     27 Financial Data Schedule filed as Exhibit 27 to Post-Effective Amendment No. 3 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) filed on or about March 18, 1998 and incorporated herein by reference.

     99          No Exhibit.

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants which have not Registered Securities Pursuant to Section 12 of the Act.

     As of the date of the foregoing Report, no annual report for the Regis-trant's year ended December 31, 1997, nor any proxy soliciting materials for the Registrant's 1998 annual meeting have been sent to security holders. Copies of such Annual Report and proxy soliciting materials will subsequently be sent to security holders and furnished to the Securities and Exchange Commission.


Item 14(a). Index to Consolidated Financial Statements and Financial Statement
            Schedules

                                                                        Page
                                                                        ----
  Independent Auditors' Report                                           F-2
  Consolidated Balance Sheets at December 31, 1997 and 1996              F-3
  Consolidated Statements of Earnings for each of the years in the
    three-year period ended December 31, 1997                            F-5
  Consolidated Statements of Member Dealers' Equity for each of the
    years in the three-year period ended December 31, 1997               F-6
  Consolidated Statements of Cash Flows for each of the years in the
    three-year period ended December 31, 1997                            F-7
  Notes to Consolidated Financial Statements                             F-8

     All schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or the required information is included in the consolidated financial statements or the notes thereto.


                           INDEPENDENT AUDITORS' REPORT

The Board of Directors
Ace Hardware Corporation:

    We have audited the accompanying consolidated balance sheets of Ace Hardware Corporation and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of earnings, member dealers' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These con-solidated financial statements are the responsibility of the Company's manage-ment. Our responsibility is to express an opinion on these consolidated finan-cial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing stan-dards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

    We believe that our audits provide a reasonable basis for our opinion. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ace Hardware Corpor-ation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.


                                                  KPMG PEAT MARWICK LLP
Chicago, Illinois
January 28, 1998


                          ACE HARDWARE CORPORATION

                        CONSOLIDATED BALANCE SHEETS
                        December 31, 1997 and 1996

                                                                 ASSETS
                                                           1997          1996
                                                         --------      --------
                                                              (000's omitted)

Current assets:
    Cash and cash equivalents                            $ 14,171      $ 12,657
Receivables:
    Trade                                                 320,166       305,742
    Other                                                  45,554        43,206
                                                         --------      --------
                                                          365,720       348,948

    Less allowance for doubtful receivables                (2,086)       (1,700)
                                                         ---------     --------
    Net receivables                                       363,634       347,248

Inventories (Note 2)                                      338,509       327,145

Prepaid expenses and other current assets                  12,873        11,880
                                                         --------      --------
    Total current assets                                  729,187       698,930
                                                         --------      --------

Property and equipment (Note 9):
    Land                                                   17,480        17,464
    Buildings and improvements                            188,967       162,100
    Warehouse equipment                                    66,330        57,246
    Office equipment                                       71,578        71,689
    Manufacturing equipment                                15,312        13,132
    Transportation equipment                               13,686        14,609
    Leasehold improvements                                 16,110        15,654
    Construction in progress                                6,686        12,501
                                                         --------      --------
                                                          396,149       364,395

    Less accumulated depreciation and amortization       (153,170)     (150,861)
                                                         --------      --------
    Net property and equipment                            242,979       213,534

Other assets                                                4,405         3,911
                                                         --------      --------
                                                         $976,571      $916,375
                                                         ========      ========

             See accompanying notes to consolidated financial statements.

                           ACE HARDWARE CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1997 and 1996

                     LIABILITIES AND MEMBER DEALERS' EQUITY

                                                           1997          1996
                                                         ---------     --------
                                                              (000's omitted)

Current liabilities:
    Current installments of long-term debt (Note 4)      $  7,515      $  6,727
    Short-term borrowings (Note 3)                         42,000        71,000
    Accounts payable                                      423,499       394,070
    Patronage dividends payable in cash (Note 5)           29,943        28,178
    Patronage refund certificates payable (Note 5)         13,636        14,138
    Accrued expenses                                       53,583        37,906
                                                         --------      --------
       Total current liabilities                          570,176       552,019

Long-term debt (Note 4)                                    96,815        71,837
Patronage refund certificates payable (Note 5)             49,044        49,639
Other long-term liabilities                                14,722         9,517
                                                         --------      --------
       Total liabilities                                  730,757       683,012
                                                         --------      --------

Member dealers' equity (Notes 5 and 8):
    Class A Stock of $1,000 par value                       3,874         3,937
    Class B Stock of $1,000 par value                       6,499         6,499
    Class C Stock of $100 par value                       213,609       196,742
    Class C Stock of $100 par value, issuable to
      dealers for patronage dividends                      22,366        26,474
    Additional stock subscribed, net                          383           502
    Retained earnings                                       3,354         3,120
    Contributed capital                                     3,295         3,295
                                                         --------      --------
                                                          253,380       240,569

    Less: Treasury stock, at cost                          (7,566)       (7,206)
                                                         --------      --------
    Total member dealers' equity                          245,814       233,363

    Commitments (Notes 6 and 9)
                                                         --------      --------
                                                         $976,571      $916,375
                                                         ========      ========

            See accompanying notes to consolidated financial statements.


                          ACE HARDWARE CORPORATION

                    CONSOLIDATED STATEMENTS OF EARNINGS

                                                  Year Ended December 31,
                                         -------------------------------------
                                            1997           1996         1995
                                         ----------     ----------   ---------
                                                       (000's omitted)
Net sales                                $2,907,259     $2,742,451   $2,436,012
Cost of sales                             2,682,863      2,535,014    2,253,430
                                         ----------     ----------   ----------
       Gross profit                         224,396        207,437      182,582
                                         ----------     ----------   ----------
Operating expenses:
Warehouse and distribution                   39,292         36,658       29,849
Selling, general and administrative          72,218         67,661       59,772
Retail success and development               25,573         21,644       18,596
                                         ----------     ----------   ----------
       Total operating expenses             137,083        125,963      108,217
                                         ----------     ----------   ----------
       Operating income                      87,313         81,474       74,365

Interest expense (Note 11)                  (14,751)       (11,855)     (13,137)
Other income, net                             5,735          3,806        3,715
Income taxes (Note 7)                        (1,910)        (1,118)      (1,201)
                                         ----------     ----------   ----------
        Net earnings                         76,387         72,307       63,742
                                         ==========     ==========   ==========

Retained earnings at beginning of year        3,120          4,650        5,624
Net earnings                                 76,387         72,307       63,742
Patronage dividends (Notes 5 and 8)         (76,153)       (73,837)     (64,716)
                                         ----------     ----------   ----------
Retained earnings at end of year              3,354          3,120        4,650
                                         ==========     ==========   ==========

             See accompanying notes to consolidated financial statements.


                                    ACE HARDWARE CORPORATION
                        CONSOLIDATED STATEMENTS OF MEMBER DEALERS' EQUITY
                                Three Years Ended December 31, 1997
                                        (000's omitted)
                                                                   Class C Stock
                                                                    Issuable to
                                                                    Dealers for
                                 Class A     Class B     Class C     Patronage
                                  Stock       Stock       Stock      Dividends
                                 -------     -------    --------   -------------
Balance at December 31, 1994      $3,924      $6,499    $164,666      $21,766
 Net earnings                          -           -           -            -
 Net payments on subscriptions         -           -           -            -
 Patronage financing deductions        -           -           -          (15)
 Stock issued                        237           -      23,149      (21,751)
 Stock repurchased                     -           -           -            -
 Stock retired                      (256)          -      (9,998)           -
 Stock issuable as patronage
     dividends                         -           -           -       27,506
 Patronage dividends payable           -           -           -            -
                                 -------     -------    --------     --------
Balance at December 31, 1995      $3,905      $6,499    $177,817      $27,506
 Net earnings                          -           -           -            -
 Net payments on subscriptions         -           -           -            -
 Patronage financing deductions        -           -           -          (43)
 Stock issued                        268           -      28,854      (27,463)
 Stock repurchased                     -           -           -            -
 Stock retired                      (236)          -      (9,929)           -
 Stock issuable as patronage
     dividends                         -           -           -       26,474
 Patronage dividends payable           -           -           -            -
                                 -------     -------    --------     --------
Balance at December 31, 1996      $3,937      $6,499    $196,742      $26,474
 Net earnings                          -           -           -            -
 Net payments on subscriptions         -           -           -            -
 Patronage financing deductions        -           -           -         (119)
 Stock issued                        236           -      29,263      (26,355)
 Stock repurchased                     -           -           -            -
 Stock retired                      (299)          -     (12,396)           -
 Stock issuable as patronage
     dividends                         -           -           -       22,366
 Patronage dividends payable           -           -           -            -
                                 -------     -------    --------     --------
Balance at December 31, 1997      $3,874      $6,499    $213,609      $22,366
                                 =======     =======    ========     ========




                             ACE HARDWARE CORPORATION

                  CONSOLIDATED STATEMENTS OF MEMBER DEALER'S EQUITY
                        Three Years Ended December 31, 1997
                                (000s omitted)

                     Additional   Retained   Contributed   Treasury
                       Stock      Earnings     Capital       Stock     Total
                     ----------   --------   -----------   --------   --------
Balance at December
    31, 1994            $   555   $  5,624        $3,295    $(6,502)  $199,827
 Net Earnings                 -     63,742             -          -     63,742
 Net Payments on
    Subscriptions         1,580          -             -          -      1,580
 Patronage financing
    deductions                -          -             -          -        (15)
 Stock issued            (1,620)         -             -          -         15
 Stock repurchased            -          -             -    (10,694)   (10,694)
 Stock retired                -          -             -     10,254          -
 Stock issuable as
    patronage dividends       -          -             -          -     27,506
 Patronage dividends
    payable                        (64,716)            -          -    (64,716)
                     ----------   --------   -----------   --------   --------
Balance at December     $   515   $  4,650        $3,295   $ (6,942)  $217,245
    31, 1995
 Net Earnings                 -     72,307             -          -     72,307
 Net Payments on
    Subscriptions         1,603          -             -          -      1,603
 Patronage financing
    deductions                -          -             -          -        (43)
 Stock issued            (1,616)         -             -          -         43
 Stock repurchased            -          -             -    (10,429)   (10,429)
 Stock retired                -          -             -     10,165          -
 Stock issuable as
    patronage dividends       -          -             -          -     26,474
 Patronage dividends
    payable                   -    (73,837)            -          -    (73,837)
                     ----------   --------   -----------   --------   --------
Balance at December     $   502   $  3,120        $3,295   $ (7,206)  $233,363
    31,1996
 Net Earnings                 -     76,387             -          -     76,387
 Net Payments on
    Subscriptions         2,906          -             -          -      2,906
 Patronage financing
    deductions                -          -             -          -       (119)
 Stock issued            (3,025)         -             -          -        119
 Stock repurchased            -          -             -    (13,055)   (13,055)
 Stock retired                -          -             -     12,695          -
 Stock issuable as
    patronage dividends       -          -             -          -     22,366
 Patronage dividends
    payable                   -    (76,153)            -          -    (76,153)
                     ----------   --------   -----------   --------   --------
Balance at December     $   383   $  3,354        $3,295   $ (7,566)  $245,814
    31, 1997         ==========   ========   ===========   ========   ========

* Additional stock subscribed is comprised of the following amounts at December 31, 1995, 1996 and 1997:
                                          1995        1996        1997
                                         ------      ------      ------
     Class A Stock                       $ 332       $ 337       $ 387
     Class B Stock                          -          -           -
     Class C Stock                       2,332       2,450       2,329
                                         ------      ------      ------
                                         2,664       2,787       2,716
     Less unpaid portion                 2,149       2,285       2,333
                                         ------      ------      ------
                                         $ 515       $ 502       $ 383
                                         ======      ======      ======

See accompanying notes to consolidated financial statements.




                             ACE HARDWARE CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               Year Ended December 31,
                                       ---------------------------------------
                                                   (000's omitted)
                                          1997           1996           1995
                                       ----------     ---------      ----------
Operating Activities:
Net Earnings                              $76,387       $72,307        $63,742
Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
  Depreciation                             19,494        17,517         16,837
  Loss on sale of property and equipment      285           712              3
  Increase in accounts receivable, net    (16,386)      (60,170)       (27,526)
  Decrease (increase) in inventories      (11,364)      (72,694)        15,940
  Increase in prepaid expenses and
    other current assets                     (993)       (2,556)        (2,135)
  Increase in accounts payable and
    accrued expenses                       45,106        64,616         41,860
  Increase in other long-term
    liabilities                             5,205         4,066          1,107
                                       ----------     ---------       --------
      Net Cash Provided by
      Operating Activities                117,734        23,798        109,828

Investing Activities:
  Purchase of property and equipment      (49,373)      (40,379)       (31,263)
  Proceeds from sale of property
    and equipment                             149           120             27
  Decrease (increase) in other assets        (494)           12            579
                                       ----------     ---------       --------
      Net Cash Used in
      Investing Activities                (49,718)      (40,247)       (30,657)

Financing Activities:
  Proceeds (payments) of short-term
    borrowings                            (29,000)       58,000        (17,000)
  Proceeds from notes payable              32,994        20,853              -
  Payments on long-term debt               (7,228)       (7,462)        (6,483)
  Payment of cash portion of
    patronage dividend                    (28,178)      (23,522)       (27,302)
  Payments of patronage
    refund certificates and patronage
    financing deductions                  (24,941)      (22,790)       (11,287)
  Proceeds from sale of common stock        2,906         1,603          1,580
  Repurchase of common stock              (13,055)      (10,429)       (10,694)
                                       ----------     ---------       --------
      Net Cash Provided by
      (Used in) Financing Activities      (66,502)       16,253        (71,186)
                                       ----------     ---------       --------
Increase (Decrease) in Cash
  and Cash Equivalents                      1,514          (196)         7,985
Cash and Cash Equivalents
  at beginning of year                     12,657        12,853          4,868
                                       ----------     ---------       --------
Cash and Cash Equivalents at
  end of year                             $14,171       $12,657        $12,853
                                       ==========     =========       ========

            See accompanying notes to consolidated financial statements.

                             ACE HARDWARE CORPORATION

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (1)  Summary of Significant Accounting Policies

          (a)  The Company and Its Business

          Ace Hardware Corporation (the Company) operates as a wholesaler of hardware and related products and manufactures paint products. As a dealer-owned cooperative, the Company distributes substantially all of its patronage sourced earnings in the form of patronage dividends to member dealers based on their volume of merchandise purchases. The accompanying consolidated financial state-ments include the accounts of the Company and subsidiaries, all of which are wholly-owned. All significant intercompany transactions have been eliminated.

         (b)  Cash Equivalents

         The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

         (c)  Receivables

         Receivables from dealers include amounts due from the sale of merchan-dise and special equipment used in the operation of dealers' businesses. Other receivables are principally amounts due from suppliers for promotional and ad-vertising allowances.

         (d)  Inventories

         Inventories are valued at the lower of cost or net realizable value. Cost is determined primarily using the last-in, first-out method.

         (e)  Property and Equipment

         Property and equipment are stated at cost less accumulated depreciation and amortization. Expenditures for maintenance, repairs and renewals of rel-atively minor items are generally charged to earnings. Significant improvements or renewals are capitalized.

         Depreciation expense is computed on both straight line and accelerated methods based on estimated useful lives as follows:

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

          (f)  Foreign Currency Translation

          Substantially all assets and liabilities of foreign operations are translated at the rate of exchange in effect at the balance sheet date while revenues and expenses are translated at the average monthly exchange rates prevailing during the year. The Company has utilized foreign exchange forward contracts to hedge non-U.S. equity investments. Foreign currency translation adjustments were insignificant in 1997 and 1996.

                             ACE HARDWARE CORPORATION

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

           (g)  Financial Instruments

           The carrying value of assets and liabilities that meet the definition of a financial instrument included in the accompanying Consolidated Balance Sheets approximate fair value. The fair market value of foreign exchange forward contracts approximates carrying cost at December 31, 1997 and 1996.

           (h)  Retirement Plans

           The Company has retirement plans covering substantially all non-union employees. Costs with respect to the noncontributory pension plans are deter-mined actuarially and consist of current costs and amounts to amortize prior service costs and unrecognized gains and losses. The Company contribution under the profit sharing plan is determined annually by the Board of Directors.

           (i)  Use of Estimates

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assump-tions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses dur-ing the reporting period. Actual results could differ from those estimates.

           (j)  Reclassifications

           Certain financial statement reclassifications have been made to prior year amounts to conform to comparable classifications followed in 1997.

     (2)  Inventories

     Inventories consist primarily of merchandise inventories. Substantially all of the Company's domestic inventories are valued on the last-in, first-out
(LIFO) method; the excess of replacement cost over the LIFO value of inventory was approximately $67,151,000 and $69,867,000 at December 31, 1997 and 1996,
respectively. Indirect costs, consisting primarily of warehousing costs, are absorbed as inventory costs rather than period costs.

     (3)  Short-Term Borrowings

     Short-term borrowings were utilized during 1997 and 1996. The maximum amount outstanding at any month-end during the period was $113.0 million in 1997 and $97.5 million in 1996. The weighted average interest rate effective as of December 31, 1997 and 1996 was 6.60% and 7.13%, respectively. Short-term borrow-ings outstanding as of December 31, 1997 and 1996 were $42.0 million and $71.0 million, respectively. At December 31, 1997 the Company has available a revol-ving credit facility with a group of banks providing for $100 million in commit-ted lines and also has available $75 million in uncommitted lines. The aggre-gate unused line of credit available at December 31, 1997 and 1996 was $133 million and $109 million, respectively. At December 31, 1997 the Company had no compensating balance requirements.

                            ACE HARDWARE CORPORATION

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

     (4)  Long-Term Debt

     Long-term debt is comprised of the following:

                                                           December 31,
                                                    -------------------------
                                                      1997             1996
                                                    --------         --------
                                                         (000's omitted)

Notes Payable:
  $20,000,000 due in quarterly installments
    of $540,500 with interest payable quarterly
    at a fixed rate of 8.74%                        $ 12,432          $14,595
  $20,000,000 due in quarterly installments
    of $952,400 with interest payable quarterly
    at a fixed rate of 6.89%                           8,571           12,381
  $30,000,000 due in semi-annual installments
     of $2,000,000 commencing June 22, 2001 with
     interest payable quarterly at a fixed rate
     of 6.47%                                         30,000           30,000
  $20,000,000 due in quarterly installments
     of $714,300 commencing September 15, 2004
     with interest payable quarterly at a fixed
     rate of 7.49%                                    20,000           20,000
  $30,000,000 due in annual installments of
     $6,000,000 commencing March 25, 2005 with
     interest payable quarterly at a fixed rate
     of 7.55%                                         30,000                -

Liability under capitalized leases (see Note 9)        2,171              664
Installment notes with maturities through 2001
     with various interest rates                       1,156              924
                                                    --------         --------
                                                     104,330           78,564
Less current installments                              7,515            6,727
                                                    --------         --------
                                                    $ 96,815          $71,837
                                                    ========         ========

     Aggregate maturities of long-term debt are $7,515,000, $7,092,000, $3,657,000, $6,282,000, $6,162,000 in 1998 through 2002, respectively and
$73,622,000 thereafter.

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

                          ACE HARDWARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

     The patronage dividend composition for 1997, 1996 and 1995 follows:

                              Subordinated   Class     Patronage     Total
                     Cash        Refund        C       Financing   Patronage
                    Portion   Certificates   Stock     Deductions   Dividend
                   --------- -------------- -------   ------------ ---------
                                       (000's omitted)
1997                $29,943     $13,726     $22,366     $10,118     $76,153
1996                 28,178       9,500      26,474       9,685      73,837
1995                 23,522       5,032      27,506       8,656      64,716

     Patronage dividends are allocated on a calendar year basis with issuance in the following year.

     The patronage refund certificates outstanding or issuable at December 31, 1997 are payable as follows:

                                                                Interest
              January 1,                           Amount         Rate
              ----------                       ---------------  --------
                                               (000's omitted)
                 1998                              $13,636        6.00%
                 1999                               11,377        6.00
                 2000                                9,415        7.00
                 2001                                5,079        6.00
                 2002                                9,447        6.25
                 2003                               13,726        6.00

     (6) Retirement Plans

     The Company has defined benefit pension plans covering substantially all non-union employees. Benefits are based on years of service, highest average compensation (as defined) and the related profit sharing and primary social security benefit. Contributions to the plan are based on the Entry Age Normal, Frozen Initial Liability actuarial funding method and are limited to amounts that are currently deductible for tax reporting purposes. As of December 31, 1997 plan assets were held primarily in equities, mutual funds and group annuity contracts.

     Pension expense for the years 1997, 1996 and 1995 included the following components:
                                       1997           1996            1995
                                      ------         ------         -------
                                                  (000's omitted)
Service cost - benefits earned
    during the period                    358             72             355
Interest cost on projected
    benefit obligation                   351            486             845
Actual return on plan assets          (1,820)          (786)         (2,288)
Net amortization and deferral          1,243            292           1,257
                                      ------          -----         -------
Net periodic pension expense            $132           $ 64            $169
                                      ======          =====         =======

     In 1995 and 1996, the plan settled a portion of the liability to retirees and vested terminated participants through lump sum payments and the purchase of single premium annuity contracts. In addition to the net periodic pension expense, the Company recognized a net loss of $475,000 and $1,380,000 in 1996 and 1995, respectively, related to this settlement.


                            ACE HARDWARE CORPORATION

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

     The following table sets forth the funded status of the plans and amounts recognized in the Company's Consolidated Balance Sheet at December 31, 1997 and 1996 (December 31st measurement date):

                                                     1997            1996
                                                   --------        --------
                                                       (000's omitted)
Accumulated benefit obligation,
  including vested benefits of
  $4,072,000 and $3,953,000                         $ 4,305         $ 4,189
                                                   ========       =========
Plan assets at fair value                           $ 9,122         $ 7,965
Projected benefit obligation
  for service renderedto date                         5,041           4,814
Plan assets in excess of
                                                   --------       ---------
  projected benefit obligation                      $ 4,081         $ 3,151
Unrecognized net gain from past
  experience different from that
  assumed and effects of changes
  in assumptions                                     (2,661)         (1,538)
Remaining unrecognized net asset
  being amortized over participants
  average remaining service period                     (784)           (845)
                                                   --------       ---------
Prepaid pension cost included in other assets       $   636         $   768
                                                   ========       =========

     The weighted average discount rate used in determining the actuarial pre-sent value of the projected benefit obligation was 7.25% in 1997 and 7.5% in 1996. The related expected long-term rate of return was 8.0% in 1997 and 1996. The rate of increase in future compensation was projected using actuarial salary tables plus 1.0% in 1997 and 1996.

     The Company also participates in several multi-employer plans covering union employees. Amounts charged to expense and contributed to the plans totaled approximately $225,000, $265,000 and $275,000, in 1997, 1996 and 1995, respec-
tively.

     The Company's profit sharing plan contribution for the years ended 1997, 1996 and 1995 was approximately $12,240,000, $11,357,000 and $9,902,000, re-
spectively.

     (7) Income Taxes

     As a cooperative, the Company distributes substantially all of its patronage sourced earnings to its members in the form of patronage dividends. The 1997, 1996 and 1995 provisions for federal income taxes were $1,501,000, $860,000 and $939,000, respectively, and for state income taxes were $409,000, $258,000 and $262,000, respectively.

     The Company made tax payments of $2,807,000, $1,524,000 and $1,625,000 during 1997, 1996 and 1995, respectively.

                            ACE HARDWARE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

     (8) Member Dealers' Equity

     The Company's classes of stock are described below:

                                                         Number of Shares
                                                          at December 31,
                                                        -------------------
                                                         1997         1996
                                                        ------       ------
Class A Stock, voting, redeemable at par value -
   Authorized                                           10,000       10,000
   Issued and outstanding                                3,874        3,937

Class B Stock, nonvoting, redeemable at not less
 than twice par value-
   Authorized                                            6,500        6,500
   Issued                                                6,499        6,499
   Outstanding                                           2,716        2,896
   Treasury stock                                        3,783        3,603

Class C Stock, nonvoting, redeemable at not less
 than par value -
   Authorized                                        4,000,000    4,000,000
   Issued and outstanding                            2,136,085    1,967,420
   Issuable as patronage dividends                     223,600      264,740

Additional Stock Subscribed:
   Class A Stock                                           387          337
   Class B Stock                                             -            -
   Class C Stock                                        23,920       24,500

     At December 31, 1997 and 1996 there were no common shares reserved for options, warrants, conversions or other rights; nor were any options granted or exercised during the two years then ended.

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

     Upon termination of the Company's membership agreement with any retail outlet, all shares of stock of the Company, held by the dealer owning or con-trolling such outlet, must be sold back to the Company, unless a transfer of such shares is made to another party accepted by the Company as a member dealer with respect to the same outlet.

                              ACE HARDWARE CORPORATION

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

     A Class A share is issued to a member dealer only when the share subscribed has been fully paid. Class B and Class C shares are only issued when all such shares subscribed with respect to a retail outlet have been fully paid. Addi-tional Stock Subscribed in the accompanying statements represents the par value of shares subscribed, reduced by the unpaid portion.

     All shares of stock are currently issued and repurchased at par value, ex-cept for Class B Stock which is repurchased at twice its par value, or $2,000 per share. Upon retirement of Class B shares held in treasury, the excess of re-demption price over par is allocated equally between contributed capital and retained earnings.

     Transactions during 1995, 1996 and 1997 affecting treasury shares follow:

                                                  Shares Held in Treasury
                                                ---------------------------
                                                Class A   Class B   Class C
                                                -------   -------   -------
Balance at December 31, 1994                          -     3,251         -
  Stock issued                                        -         -         -
  Stock repurchased                                 256       220    99,975
  Stock retired                                    (256)        -   (99,975)
                                                -------   -------   -------
Balance at December 31, 1995                          -     3,471         -
  Stock issued                                        -         -         -
  Stock repurchased                                 236       132    99,290
  Stock retired                                    (236)        -   (99,290)
                                                -------   -------   -------
Balance at December 31, 1996                          -     3,603         -
  Stock issued                                        -         -         -
  Stock repurchased                                 299       180   123,964
  Stock retired                                    (299)        -  (123,964)
                                                -------   -------   -------
Balance at December 31, 1997                          -     3,783         -
                                                =======   =======   =======

     (9) Commitments

     Leased property under capital leases is included as "Property and Equip-ment" in the consolidated balance sheets as follows:

                                                        December 31,
                                                   ----------------------
                                                      1997        1996
                                                    --------    --------
                                                      (000's omitted)
Buildings and improvements                                 -      $3,422
Data processing equipment                              3,633       1,783
Less: accumulated depreciation and amortization       (1,506)     (4,678)
                                                    --------    --------
                                                      $2,127      $  527
                                                    ========    ========


                         ACE HARDWARE CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

     The Company rents buildings and warehouse, office and certain other equip-ment under capital and operating leases. At December 31, 1997 annual minimum rental commitments under leases that have initial or remaining noncancelable terms in excess of one year are as follows:

Year Ending
December 31,                                     Capital            Operating
------------                                   -----------       -------------
                                                       (000's omitted)
   1998                                          $ 1,170             $17,372
   1999                                              832              15,648
   2000                                              257              12,831
   2001                                                -              10,613
   2002                                                -               7,697
   Thereafter                                          -              25,674
                                                ----------        ------------
           Total minimum lease payments            2,259             $89,835
                                                                  ============
           Less amount representing interest          88
                                                ----------
Present value of total minimum lease payments     $2,171
                                                ==========

     All leases expire prior to 2010. Under certain leases, the Company pays real estate taxes, insurance and maintenance expenses in addition to rental expense. Management expects that in the normal course of business, leases that expire will be renewed or replaced by other leases. Rent expense was approx-imately $33,343,000, $29,747,000 and $25,024,000 in 1997, 1996 and 1995, respec-
tively. Rent expense includes $5,956,000, $5,503,000 and $4,724,000 in contin-gent rentals paid in 1997, 1996 and 1995, respectively, primarily for transpor-tation equipment mileage.

     (10) Media Expense

     The Company expenses media costs the first time the advertising takes place. Gross media expense, prior to income offsets from dealers and suppliers, amounting to $65,013,000, $64,551,000 and $58,963,000 was charged to operations in 1997, 1996 and 1995, respectively.

     (11) Interest Expense

     Interest paid was $15,281,000, $12,481,000 and $13,631,000 in 1997, 1996
and 1995, respectively, net of capitalized interest of $1,022,000, $523,000 and $497,000.