Form 10-Q
period 1998-04-04
ACE HARDWARE CORP
filed 1998-05-15
CIK 2024

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


 For the Period ended April 4, 1998 Commission File Number  2-63880


                           ACE HARDWARE CORPORATION
            (Exact name of registrant as specified in its charter)


              DELAWARE                                    36-0700810
   (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                     Identification No.)


    2200 Kensington Court, Oak Brook, IL                 60523
   (Address of principal executive offices)            (Zip code)


 Registrant's telephone number, including area code    (630) 990-6600


2200 Kensington Court, Oak Brook, IL  60521, January 1, 1997-December31, 1997
                Former name, former address and former
               fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES XX NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


                  Class                   Outstanding at April 4, 1998
Class A Voting Stock - $1,000 par value                3,850  shares
Class B Stock        - $1,000 par value                2,670  shares
Class C Stock        - $  100 par value            2,107,880  shares




                         ACE HARDWARE CORPORATION

                                  INDEX


Part I. - Financial Information:                                Page No.


     Consolidated Balance Sheets -
        April 4, 1998 and December 31, 1997                           1


     Consolidated Statements of Earnings - Thirteen Weeks Ended
        April 4, 1998 and Three Months Ended March 31, 1997           2


     Consolidated Statements of Cash Flows - Thirteen Weeks Ended
        April 4, 1998 and Three Months Ended March 31, 1997           3


     Notes to Consolidated Financial Statements                     4 & 5


     Management's Discussion and Analysis of Financial
        Condition and Results of Operations                           6


 Part II. - Other Information                                         7



                       PART I.  FINANCIAL INFORMATION
                         ACE HARDWARE CORPORATION
                        CONSOLIDATED BALANCE SHEETS

                                                April 4,       December 31,
                                                 1998             1997
                                                    (000's omitted)

  ASSETS

Current Assets:
Cash                                	        $      22,715    $      14,171
Accounts Receivable, Net                           407,229          363,634
Merchandise Inventory                              349,190          338,509
Prepaid Expenses and Other Current Assets           14,578           12,873
                                             --------------   --------------
Total Current Assets                               793,712          729,187

Property and Equipment, Net                        242,427          242,979
Other Assets                                         6,832            4,405
                                             --------------   --------------
Total Assets                                 $   1,042,971    $     976,571
                                             ==============   ==============

LIABILITIES AND MEMBER DEALERS' EQUITY

Current Liabilities:
Current Installment of Long-Term Debt        $       7,496    $       7,515
Short-Term Borrowings                               64,904           42,000
Accounts Payable                                   451,615          423,499
Patronage Dividends Payable in Cash                 34,452           29,943
Patronage Refund Certificates Payable               11,552           13,636
Accrued Expenses                                    52,568           53,583
                                             --------------   --------------
Total Current Liabilities                          622,587          570,176

Notes Payable                                      118,924           96,815
Patronage Refund Certificates Payable               39,565           49,044
Other Long-Term Liabilities                         15,688           14,722
                                             --------------   --------------
Total Liabilities                                  796,764          730,757

Member Dealers' Equity:
Class A Stock of $1,000  Par Value                   3,932            3,874
Class B Stock of $1,000  Par Value                   6,499            6,499
Class C Stock of $100  Par Value                   214,557          213,609
Class C Stock of $100  Par Value, Issuable          25,773           22,366
Additional Stock Subscribed, Net
    of Unpaid Portion                                  246              383
Retained Earnings and Contributed Capital            6,439            6,649
                                             --------------   --------------
Total Member Dealers' Equity                       257,446          253,380
Less: Treasury Stock, at Cost                       11,239            7,566
                                             --------------   --------------
Total Member Dealers' Equity                       246,207          245,814
                                             --------------   --------------
Total Liabilities and Member Dealers Equity  $   1,042,971    $     976,571
                                             ==============   ==============

See accompanying notes to consolidated financial statements.





           		        ACE HARDWARE CORPORATION
              		CONSOLIDATED STATEMENTS OF EARNINGS


                                       Thirteen Weeks Ended  Three Months Ended
                                              April 4,              March 31,
                                               1998                  1997
                                 		              		(000's omitted)

Net Sales                               $     721,403         $     642,137
Cost of Sales                                 668,897               595,858
                                        --------------        -------------
  Gross Profit                                 52,506                46,279

Operating Expenses:
  Warehouse and Distribution                   11,101                11,468
  Selling, General and Administration          19,302                17,850
  Retail Success and Development                6,810                 5,946
                                        --------------        --------------
Total Operating Expenses                       37,213                35,264

Operating Income                               15,293                11,015

  Interest Expense                             (3,855)               (3,607)
  Other Income, Net                             1,623                 1,204
  Income Taxes                                   (683)                 (310)
                                        --------------        --------------
Net Earnings                            $      12,378         $       8,302
                                        ==============        ==============
Distribution of Net Earnings:
  Patronage Dividend                    $      12,588         $       8,221
  Retained Earnings                              (210)                   81
                                        --------------        --------------
Net Earnings                            $      12,378         $       8,302
                                        ==============        ==============

See accompanying notes to consolidated financial statements.


                           ACE HARDWARE CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS



                                        Thirteen Weeks Ended  Three Month Ended
                                                 April 4,	           March 31,
                                                  1998                 1997
                                                         (000's omitted)
Operating Activities:
  Net Earnings                                   $   12,378        $    8,302

Adjustments to reconcile net earnings
to net cash provided by operating activities:
  Depreciation                                        5,260             4,620
  Loss on sale of property and equipment                -                 113
  Increase in accounts receivable, net              (43,595)          (19,384)
  (Increase) Decrease in merchandise inventory      (10,681)            9,820
  Increase in prepaid expenses and other             (1,705)             (370)
  Increase (Decrease) in accounts payable and
    accrued expenses                                 27,101           (19,688)
  Increase in other long-term liabilities               966             1,122
                                                 -----------        ----------
Net Cash Used In Operating Activities               (10,276)          (15,465)

Investing Activities:
  Purchases of property and equipment                (4,708)          (12,239)
  Proceeds from sale of property and equipment          -                 135
  Increase in other assets                           (2,427)           (2,413)
                                                 -----------        ----------
Net Cash Used In Investing Activities                (7,135)          (14,517)

Financing Activities:
  Proceeds from short-term borrowings                22,904            15,968
  Proceeds from notes payable                        25,481            30,000
  Principal payments on long-term debt               (3,391)           (1,055)
  Payments on refund certificates and
    patronage financing programs                    (16,235)          (16,605)
  Proceeds from sale of common stock                    869               474
  Repurchase of common stock                         (3,673)           (2,586)
                                                 -----------       -----------
Net Cash Provided By Financing Activities            25,955            26,196

 Increase (Decrease) in Cash and Cash Equivalents     8,544            (3,786)

 Cash and Cash Equivalents at Beginning of Period    14,171            12,657
                                                 -----------       -----------
Cash and Cash Equivalents at End of Period       $   22,715        $    8,871
                                                 ===========       ===========

See accompanying notes to consolidated financial statements.





                         ACE HARDWARE CORPORATION

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1)   General

     The accompanying consolidated financial statements have not been examined by independent public accountants except for the December 31, 1997 balance sheet but in the opinion of the Company reflect all adjustments necessary to present fairly the financial position as of April 4, 1998 and March 31, 1997 and the results of operations and cash flows for the thirteen weeks then ended. These interim figures are not necessarily indicative of the results to be expected for the full year.

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

3)   Reclassifications

     Certain financial statement reclassifications have been made to prior year and prior quarter amounts to conform to comparable classifications followed in 1998.

4)   Notes Payable

     In March 1998, the Company entered into a $25,000,000 loan agreement due February 9, 2010. The note bears interest at 6.61% per annum, payable annually. Annual principle payments commence on February 9, 2006 and continue through 2010.

5)   Fiscal Year

     Effective January 1, 1998, the Board of Directors approved a change to the Company's fiscal year from December 31st to the Saturday nearest December 31st. Accordingly, the first quarter of 1998 consists of thirteen weeks ending April 4, 1998.


6)   Year 2000

     A detailed plan has been established to identify and track progress on the identification of systems, changing of non-compliant systems and testing of those systems for Year 2000 compliance. Project completion is planned for the middle of 1999. In addition, a plan is being developed for all devices (time clocks, power systems, etc.) within the Company. The Company expects its Year 2000 date conversion project to be completed on a timely basis.

     The Company expects to incur internal staff costs as well as incremental consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare the systems for the Year 2000. A significant portion of these costs will represent the re-deployment of existing information technology resources. Based upon an initial investigation, the Company estimates that such costs could range between $3,000,000 and $5,000,000.

     To date, correspondence has been received from the Company's primary vendors that plans are being developed to address processing of transactions in the Year 2000. However, there can be no assurance that the systems of other companies on which the Company's system rely will be converted timely or that any such failure to convert by another company would not have an adverse effect on the Company's systems.




                        ACE HARDWARE CORPORATION
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Thirteen Weeks Ended April 4, 1998 compared to Three Months Ended
March 31, 1997.

Results of Operations

Net sales increased 12.3% in 1998 primarily due to increased existing dealer volume, targeted efforts on new store development and conversions to the Ace program. Additionally, four additional workdays are included in the 1998 results.

Gross profit increased 13.5% vs. 1997, and increased as a percent of sales due to increased cash and vendor discounts, gross profit from the Company's retail operations, and reduced warehouse costs absorbed into inventory.

Warehouse and distribution expenses decreased 3.2% or $367,000 vs. 1997 due to increased traffic and freight consolidations income, partially offset by increased distribution center costs to support increased warehouse sales.

Selling, general and administrative expenses increased $1.5 million or 8.1%, however, decreased as a percent of sales due primarily to increased data processing expenses.

Retail success and development expenses increased $864,000 or 14.5%, and increased slightly as a percent of sales. The increased expenses were due to additional store development costs partially offset by increased advertising income.

Interest expense increased $248,000 vs. 1997 due to increased inventory levels, additional dealer dating programs and long-term debt issued during 1998 to fund long-term capital investments.

Other income increased $419,000 vs. 1997 due to increased retailer financing interest income.

Liquidity and Capital Resources

The company expects that internally generated funds, along with new and established lines of credit and long-term financing, will be the primary financing sources for capital expenditures in the future.




                   PART II. OTHER INFORMATION
                    ACE HARDWARE CORPORATION

Item 5. Other Information

        Effective January 1st, 1998, the Board of Directors approved a change to the Company's fiscal year from December 31st to the Saturday nearest to December 31st. Accordingly, the first quarter of 1998 consists of thirteen weeks ending April 4th, 1998.


Item 6. Exhibits and Reports on Form 8-K.

        (b) There were no reports on Form 8-K filed for the thirteen weeks ended April 4th, 1998.




                              SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


    ACE HARDWARE CORPORATION



       LORI L. BOSSMANN                         DATE:  05/15/98
       Lori L. Bossmann
  Vice President, Controller

(Principal Accounting Officer, and duly
 authorized Officer of the registrant)