Form 10-Q
period 1998-07-04
ACE HARDWARE CORP
filed 1998-08-14
CIK 2024

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-Q

                 	QUARTERLY REPORT UNDER SECTION 13 or 15(d)
	                  OF THE SECURITIES EXCHANGE ACT OF 1934


For the Period ended July 4, 1998 Commission File Number  2-63880


                          ACE HARDWARE CORPORATION
         (Exact name of registrant as specified in its charter)


             DELAWARE                                       36-0700810
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                     Identification No.)


   2200 Kensington Court, Oak Brook, IL                       60523
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


                 Class                   Outstanding at July 4, 1998
Class A Voting Stock - $1,000 par value              3,810  shares
Class B Stock        - $1,000 par value              2,650  shares
Class C Stock        - $  100 par value          2,301,870  shares



                             ACE HARDWARE CORPORATION

INDEX


Part I. - Financial Information:                                  Page No.


	Consolidated Balance Sheets -
   July 4, 1998 and December 31, 1997                                1


 Consolidated Statements of Earnings - Twenty-six Weeks and
   Thirteen Weeks Ended July 4, 1998 and Six Months and
   Three Months Ended June 30, 1997                                  2


	Consolidated Statements of Cash Flows - Twenty-six Weeks
   Ended July 4, 1998 and Six Months Ended June 30, 1997             3


 Notes to Consolidated Financial Statements                        4 & 5


	Management's Discussion and Analysis of Financial
   Condition and Results of Operations                             6 & 7


Part II. - Other Information                                         8




                             PART I.  FINANCIAL INFORMATION
                                ACE HARDWARE CORPORATION
                               CONSOLIDATED BALANCE SHEETS

                                               July 4,        December 31,
                                                1998             1997
                                                    (000's omitted)

 ASSETS

Current Assets:
Cash                                       $      46,492    $      14,171
Accounts Receivable, Net                         450,840          364,541
Merchandise Inventory                            331,747          338,509
Prepaid Expenses and Other Current Assets         16,675           11,966
                                           --------------   --------------
Total Current Assets                             845,754          729,187

Property and Equipment, Net                      235,069          242,979
Other Assets                                       7,104            4,405
                                           --------------   --------------
Total Assets                               $   1,087,927    $     976,571
                                           ==============   ==============

LIABILITIES AND MEMBER DEALERS' EQUITY

Current Liabilities:
Current Installment of Long-Term Debt      $       7,402    $       7,515
Short-Term Borrowings                             43,990           42,000
Accounts Payable                                 525,843          423,499
Patronage Dividends Payable in Cash               16,721           29,943
Patronage Refund Certificates Payable             10,362           13,636
Accrued Expenses                                  50,520           53,583
                                           --------------   --------------
Total Current Liabilities                        654,838          570,176

Notes Payable                                    117,221           96,815
Patronage Refund Certificates Payable             46,137           49,044
Other Long-Term Liabilities                       17,069           14,722
                                           --------------   --------------
Total Liabilities                                835,265          730,757

Member Dealers' Equity:
Class A Stock of $1,000  Par Value                 3,963            3,874
Class B Stock of $1,000  Par Value                 6,499            6,499
Class C Stock of $100 Par Value                  236,613          213,609
Class C Stock of $100  Par Value, Issuable        12,633           22,366
Additional Stock Subscribed, Net of Unpaid           220              383
Retained Earnings and Contributed Capital          6,741            6,649
                                           --------------   --------------
Total Member Dealers' Equity                     266,669          253,380
Less: Treasury Stock, at Cost                     14,007            7,566
                                           --------------   --------------
Total Member Dealers' Equity                     252,662          245,814
                                           --------------   --------------
Total Liabilities and Member Dealers       $   1,087,927    $     976,571
                                           ==============   ==============

See accompanying notes to consolidated financial statements.


                                                                             ACE HARDWARE CORPORATION
                                                                        CONSOLIDATED STATEMENTS OF EARNINGS

                                        Thirteen Weeks Ended   Three Months Ended      Twenty-six Weeks Ended  Six Months Ended
                                               July 4,               June 30,                  July 4,            June 30,
                                                1998                  1997                      1998                1997
                                                              (000's omitted)                                 (000's omitted)
Net Sales                                   $   829,569          $   788,567                $  1,550,972       $  1,430,704
Cost of Sales                                   761,008              725,269                   1,429,905          1,321,127
                                            ------------         ------------               -------------      -------------
    Gross Profit                                 68,561               63,298                     121,067            109,577

Operating Expenses:
    Warehouse and Distribution                    8,266                8,299                      19,312             19,757
    Selling, General and Administrative          19,088               18,247                      38,445             36,107
    Retail Success and Development                7,537                6,604                      14,347             12,550
                                            ------------         ------------               -------------      -------------
    Total Operating Expenses                     34,891               33,150                      72,104             68,414

    Operating Income                             33,670               30,148                      48,963             41,163
    Interest Expense                             (4,294)              (4,059)                     (8,149)            (7,666)
    Other Income, Net                             1,159                1,653                       2,782              2,857
    Income Taxes                                   (665)                (871)                     (1,348)            (1,181)
                                            ------------         ------------               -------------      -------------
Net Earnings                                $    29,870          $    26,871                $     42,248       $     35,173
                                            ============         ============               =============      =============
Distribution of Net Earnings:
    Patronage Dividends                     $    29,568          $    26,342                $     42,156       $     34,563
    Retained Earnings                               302                  529                          92                610
                                            ------------         ------------               -------------      -------------
Net Earnings                                $    29,870          $    26,871                $     42,248       $     35,173
                                            ============         ============               =============      =============

See accompanying notes to consolidated financial statements.


                                                                        ACE HARDWARE CORPORATION
                                                                    CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                              Twenty-six Weeks Ended   Six Months Ended
                                                                      July 4,               June 30,
                                                                       1998                   1997
                                                                             (000's omitted)
Operating Activities:
      Net Earnings                                              $     42,248             $     35,173

   Adjustments to reconcile net earnings
   to net cash provided by operating activities:
      Depreciation                                                    10,812                    9,578
      Loss on sale of property and equipment                             415                      203
      Increase in accounts receivable, net                           (86,299)                 (72,910)
      Decrease in merchandise inventory                                6,762                   28,473
      Increase in prepaid expenses and other current assets           (4,709)                  (3,944)
      Increase in accounts payable and
         accrued expenses                                             99,281                   67,450
      Increase in other long-term liabilities                          2,347                    2,587
                                                                  -----------            -------------
   Net Cash Provided By Operating Activities                          70,857                   66,610

Investing Activities:
      Purchases of property and equipment                            (11,460)                 (35,666)
      Proceeds from sale of property and equipment                     8,143                      145
      Increase in other assets                                        (2,699)                  (3,927)
                                                                  -----------            -------------
   Net Cash Used In Investing Activities                              (6,016)                 (39,448)

Financing Activities:
      Proceeds (Payments) of short-term borrowings                     1,990                   (6,097)
      Proceeds from notes payable                                     25,713                   32,464
      Principal payments on long-term debt                            (5,420)                  (3,145)
      Payments on refund certificates and
         patronage financing programs                                (18,983)                 (18,790)
      Proceeds from sale of common stock                                 564                      736
      Repurchase of common stock                                      (6,441)                  (5,633)
      Payments of cash portion of patronage dividend                 (29,943)                 (28,178)
                                                                -------------            -------------
   Net Cash Provided By Financing Activities                         (32,520)                 (28,643)
                                                                -------------            -------------
   Increase (Decrease) in Cash and Cash Equivalents                   32,321                   (1,481)

   Cash and Cash Equivalents at Beginning of Period                   14,171                   12,657
                                                                -------------            -------------
   Cash and Cash Equivalents at End of Period                   $     46,492             $     11,176
                                                                =============            =============

See accompanying notes to consolidated financial statements.



                            ACE HARDWARE CORPORATION
                 	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1)	General

	The accompanying consolidated financial statements have not been examined by independent public accountants except for the December 31, 1997 balance sheet but in the opinion of the Company reflect all adjustments necessary to present fairly the financial position as of July 4, 1998 and June 30, 1997 and the results of operations and cash flows for the twenty-six weeks then ended. These interim figures are not necessarily indicative of the results to be expected for the full year.

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

 Effective January 1, 1998, the Board of Directors approved a change to the Company's fiscal year from December 31 to the Saturday nearest December 31. Accordingly, the second quarter of 1998 consists of thirteen weeks ending July 4, 1998.

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



                       	ACE HARDWARE CORPORATION
               	 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Thirteen Weeks Ended July 4, 1998 compared to Three Months Ended June 30, 1997.

Results of Operations

Net sales increased 5.2% in 1998 primarily due to increased existing retailer volume, targeted efforts on new store development and conversions to the Ace program. Price deflation in the lumber category negatively impacted second quarter sales results.

Gross profit increased 8.3% vs. 1997, and increased as a percent of sales due to increased handling charges from sales mix shifts, increased cash and vendor discounts and gross profit from the Company's manufacturing, retail and Cana-dian operations.

Warehouse and distribution expenses decreased slightly vs. 1997 due to increased traffic and freight consolidations income, partially offset by increased warehousing costs absorbed into inventory and wage increases to sup-port increased warehouse sales volume.

Selling, general and administrative expenses increased $841,000 or 4.6%, however, decreased as a percent of sales due primarily to increased data processing expenses offset by increased convention income.

Retail success and development expenses increased $933,000 or 14.1%, and increased as a percent of sales. Retail store development costs partially offset by increased advertising income generated the second quarter expense increase.

Interest expense increased $235,000 vs. 1997 due to additional long-term debt issued during 1998 to fund long-term capital investments.

Other income decreased $494,000 vs. 1997 primarily due to a loss on the sale of property and equipment and lower retailer service charges.


Twenty-six Weeks Ended July 4, 1998 compared to Six Months Ended June 30, 1997.

Results of Operations

Net sales increased 8.4% in 1998 primarily due to increased existing retailer volume, targeted efforts on new store development and conversions to the Ace program. Additionally, four additional workdays are included in the 1998 results.

Gross profit increased 10.5% vs. 1997, and increased as a percent of sales due to increased handling charges from sales mix shifts, and higher cash and vendor discounts. Gross profit from the Company's retail and Canadian operations also contributed to increased year-to-date gross profit.

Warehouse and distribution expenses decreased $445,000 vs. 1997 due to increased traffic and freight consolidations income, partially offset by wage increases to support increased warehouse sales volume.

Selling, general and administrative expenses increased $2.3 million or 6.5%, however, decreased as a percent of sales due primarily to increased data processing expenses.

Retail success and development expenses increased $1.8 million or 14.3%.
Retail store development costs partially offset by increased advertising income generated the year-to-date expense increase.

Interest expense increased $483,000 vs. 1997 due to additional dealer dating programs and long-term debt issued during 1998 to fund long-term capital investments.

Income taxes increased $167,000 primarily due to improved profitability of the Company's non-patronage operations.

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

  The following information is furnished with respect to matters submitted to a vote of the stockholders of the registrant at a meeting thereof held during the quarter covered by this report:

        (a)  Date of meeting: June 1, 1998 - said meeting was an annual meeting.

        (b) 1. The following directors were elected at said meeting for a three year term expiring in 2001:

                                Daniel L. Gust
                                Howard J. Jung
                                Mario R. Nathusius

             2. The following directors were reelected at said meeting for a three year term expiring in 2001:

                                Lawrence R. Bowman
                                Roger E. Peterson

             3. The names of the other directors other than the above elected directors whose terms of office as directors continue after the meeting are:

                                 Eric R. Bibbens, II
                                 D. William Hagan
                                 Jennifer C. Anderson
                                 Mark Jeronimus
                                 Jon R. Weiss
                                 John E. Kingrey
                                 J. Thomas Glenn


Item 6. Exhibits and Reports on Form 8-K.

        (b) There were no reports on Form 8-K filed for the twenty-six weeks ended July 4, 1998.




SIGNATURE







Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






    ACE HARDWARE CORPORATION




       LORI L. BOSSMANN                      DATE    AUGUST 14, 1998
       Lori L. Bossmann
  Vice President, Controller

(Principal Accounting Officer, and duly
 authorized Officer of the registrant)