Form 10-Q
period 1998-10-03
ACE HARDWARE CORP
filed 1998-11-16
CIK 2024

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q
                    QUARTERLY REPORT UNDER SECTION
                     13 or 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934


For the Period ended October 3, 1998 Commission File Number  2-63880


                     ACE HARDWARE CORPORATION
      (Exact name of registrant as specified in its charter)


             DELAWARE                                       36-0700810
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification No.)


   2200 Kensington Court, Oak Brook, IL                       60523
  (Address of principal executive offices)                 (Zip code)


Registrant's telephone number, including area code    (630) 990-6600


___________________________________NONE___________________________________


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


                 Class                      Outstanding at October 3, 1998
Class A Voting Stock - $1,000 par value                  3,820 shares
Class B Stock        - $1,000 par value                  2,610 shares
Class C Stock        - $  100 par value              2,281,160 shares







                        ACE HARDWARE CORPORATION

                                 INDEX


Part I. - Financial Information:                                 Page No.


    Consolidated Balance Sheets -
       October 3, 1998 and December 31, 1997                         1


    Consolidated Statements of Earnings - Thirty-nine Weeks and
       Thirteen Weeks Ended October 3, 1998 and Nine Months and
       Three Months Ended September 30, 1997                         2

    Consolidated Statements of Cash Flows - Thirty-nine
       Weeks Ended October 3, 1998 and Nine Months Ended
       September 30, 1997                                            3


    Notes to Consolidated Financial Statements                     4 & 5


    Management's Discussion and Analysis of Financial
       Condition and Results of Operations                         6 & 7


Part II. - Other Information                                         8






                        PART I.  FINANCIAL INFORMATION
                           ACE HARDWARE CORPORATION
                         CONSOLIDATED BALANCE SHEETS

                                                   October 3,    December 31,
                                                     1998             1997
                                                        (000's omitted)

 ASSETS

Current Assets:
Cash                                             $     26,460    $    14,171
Accounts Receivable, Net                              386,643        364,541
Merchandise Inventory                                 361,688        338,509
Prepaid Expenses and Other Current Assets              17,777         11,966
                                                 -------------   ------------
Total Current Assets                                  792,568        729,187

Property and Equipment, Net                           235,986        242,979
Other Assets                                           10,415          4,405
                                                 -------------   ------------
Total Assets                                     $  1,038,969    $   976,571
                                                 =============   ============

LIABILITIES AND MEMBER DEALERS' EQUITY

Current Liabilities:
Current Installment of Long-Term Debt            $      7,401    $     7,515
Short-Term Borrowings                                  39,005         42,000
Accounts Payable                                      462,274        423,499
Patronage Dividends Payable in Cash                    25,801         29,943
Patronage Refund Certificates Payable                  10,324         13,636
Accrued Expenses                                       52,005         53,583
                                                 -------------   ------------
Total Current Liabilities                             596,810        570,176

Notes Payable                                         115,549         96,815
Patronage Refund Certificates Payable                  51,113         49,044
Other Long-Term Liabilities                            17,686         14,722
                                                 -------------   ------------
Total Liabilities                                     781,158        730,757

Member Dealers' Equity:
Class A Stock of $1,000  Par Value                      4,020          3,874
Class B Stock of $1,000  Par Value                      6,499          6,499
Class C Stock of $100  Par Value                      236,983        213,609
Class C Stock of $100  Par Value, Issuable             19,970         22,366
Additional Stock Subscribed, Net of Unpaid Portion        222            383
Retained Earnings and Contributed Capital               6,994          6,649
                                                 -------------   ------------
Total Member Dealers' Equity                          274,688        253,380
Less: Treasury Stock, at Cost                          16,877          7,566
                                                 -------------   ------------
Total Member Dealers' Equity                          257,811        245,814
                                                 -------------   ------------
Total Liabilities and Member Dealers' Equity     $  1,038,969    $   976,571
                                                 =============   ============

See accompanying notes to consolidated financial statements.




                                            ACE HARDWARE CORPORATION
                                       CONSOLIDATED STATEMENTS OF EARNINGS


                                Thirteen Weeks Endeed  Three Months Ended   Thirty-nine Weeks Ended   Nine Months Ended
                                          October 3,        September 30,         October 3,             September 30,
                                            1998               1997                   1998                    1997
                                                (000's omitted)                             (000's omitted)
Net Sales                                $   782,002       $   734,353           $ 2,332,974             $ 2,165,057
Cost of Sales                                716,163           673,932             2,146,068               1,995,059
                                         ------------      ------------          ------------            ------------
     Gross Profit                             65,839            60,421               186,906                 169,998

Operating Expenses:
     Warehouse and Distribution                9,228             9,764                28,540                  29,521
     Selling, General and Administrative      19,140            18,224                57,585                  54,331
     Retail Success and Development            9,703             7,764                24,050                  20,314
                                        -------------     -------------          ------------            ------------
     Total Operating Expenses                 38,071            35,752               110,175                 104,166
                                        -------------     -------------          ------------            ------------
     Operating Income                         27,768            24,669                76,731                  65,832

     Interest Expense                         (4,941)           (3,537)              (13,090)                (11,202)
     Other Income, Net                         1,578             1,285                 4,360                   4,143
     Income Taxes                               (514)             (505)               (1,862)                 (1,687)
                                         ------------      ------------          ------------            ------------
Net Earnings                             $    23,891       $    21,912           $    66,139             $    57,086
                                         ============      ============          ============            ============
Distribution of Net Earnings:
     Patronage Dividend                  $    23,638       $    21,785           $    65,794             $    56,349
     Retained Earnings                           253               127                   345                     737
                                         ------------      ------------          ------------            ------------
Net Earnings                             $    23,891       $    21,912           $    66,139             $    57,086
                                         ============      ============          ============            ============

See accompanying notes to consolidated financial statements.




                                 ACE HARDWARE CORPORATION
                           CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                    Thirty-nine Weeks Ended   Nine Months Ended
                                                            October 3,           September 30,
                                                               1998                  1997
                                                                      (000's omitted)
Operating Activities:
      Net Earnings                                         $   66,139           $   57,086

   Adjustments to reconcile net earnings
   to net cash provided by operating activities:
      Depreciation                                             16,124               14,296
      Loss on sale of property and equipment                      417                  212
      Increase in accounts receivable, net                    (22,102)              (3,203)
      Increase in merchandise inventory                       (23,179)              (2,173)
      Increase in prepaid expenses and other current assets    (5,811)              (1,837)
      Increase in accounts payable and
         accrued expenses                                      37,197                  706
      Increase in other long-term liabilities                   2,964                4,049
                                                           -----------          -----------
   Net Cash Provided By Operating Activities                   71,749               69,136

Investing Activities:
      Purchases of property and equipment                     (17,697)             (43,161)
      Proceeds from sale of property and equipment              8,149                  154
      Increase in other assets                                 (6,010)              (5,966)
                                                           -----------          -----------
   Net Cash Used In Investing Activities                      (15,558)             (48,973)

Financing Activities:
      Proceeds (Payments) of short-term borrowings             (2,995)               6,500
      Proceeds from notes payable                              26,022               33,016
      Principal payments on long-term debt                     (7,402)              (5,492)
      Payments on refund certificates and
         patronage financing programs                         (21,266)             (20,974)
      Proceeds from sale of common stock                          993                1,781
      Repurchase of common stock                               (9,311)              (8,661)
      Payments of cash portion of patronage dividend          (29,943)             (28,178)
                                                           -----------          -----------
   Net Cash Provided By Financing Activities                  (43,902)             (22,008)
                                                           -----------          -----------
   Increase (Decrease) in Cash and Cash Equivalents            12,289               (1,845)

   Cash and Cash Equivalents at Beginning of Period            14,171               12,657
                                                           -----------          -----------
   Cash and Cash Equivalents at End of Period              $   26,460           $   10,812
                                                           ===========          ===========

See accompanying notes to consolidated financial statements.






                            ACE HARDWARE CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1)   General

     The accompanying consolidated financial statements have not been examined by independent public accountants except for the December 31, 1997 balance sheet but in the opinion of the Company reflect all adjustments necessary to present fairly the financial position as of October 3, 1998 and September 30, 1997 and the results of operations and cash flows for the thirty-nine weeks then ended. These interim figures are not necessarily indicative of the results to be expected for the full year.

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

5)   Fiscal Year

     Effective January 1, 1998, the Board of Directors approved a change to the Company's fiscal year from December 31 to the Saturday nearest December 31. Accordingly, the third quarter of 1998 consists of thirteen weeks ending October 3, 1998.

6)   Year 2000

     A detailed plan has been established to identify and track progress on the identification of systems, changing of non-compliant systems and testing of those systems for Year 2000 compliance. Project completion is planned for the middle of 1999. In addition, a plan has been developed for all devices (time clocks, power systems, etc.) within the Company. The Company is approximately 40% complete with the project as of the 3rd quarter. An additional 20% is anticipated to be completed by year-end.
     The remaining 40% will be dedicated to the Enterprise testing in the first half of 1999. The Company expects its Year 2000 date conversion project to be completed on a timely basis.

     The Company expects to incur internal staff costs as well as incremental consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare the systems for the Year 2000. A significant portion of these costs will represent the re-deployment of existing information technology resources. Based upon current estimates, such costs could range between $5.0 million and $6.5 million. As of October 3, 1998 the Company has expended approximately $2.4 million. To date, correspondence has been received from the Company's primary vendors that plans are being developed to address processing of transactions in the Year 2000. However, there can be no assurance that the systems of other companies on which the Company's system rely will be converted timely or that any such failure to convert by another company would not have an adverse affect on the Company's systems. The Company is in the process of identifying specific business risks as they relate to Year 2000 and is developing a Contingency Plan. It is anticipated that the Contingency plan will be completed in the first half of 1999.





                       ACE HARDWARE CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Thirteen Weeks Ended October 3, 1998 compared to Three Months Ended September 30, 1997.

Results of Operations

Net sales increased 6.5% in 1998 primarily due to increased existing retailer volume, targeted efforts on new store development within our retailer base and conversions to the Ace program. 1998 includes one less working day than 1997.

Gross profit increased 9.0% vs. 1997, and increased as a percent of sales due to increased handling charges from sales mix shifts, higher vendor allowances, increased gross profit from the Company's retail operations and lower warehouse costs absorbed into inventory. Decreased paint manufacturing profit partially offsets these increases.

Warehouse and distribution expenses decreased 5.5% vs. 1997 due to increased traffic and freight consolidations income and efficiencies realized due to the replacement of an existing facility in the third quarter of 1997.

Selling, general and administrative expenses increased $916,000 or 5.0%, however, decreased as a percent of sales due primarily to continued cost control measures.

Retail success and development expenses increased $1.9 million or 25.0%, and increased as a percent of sales. Retail store development costs combined with lower advertising income generated the third quarter expense increase.

Interest expense increased $1.4 million vs. 1997 due to additional dealer dating programs and long-term debt issued during 1998 to fund long-term capital investments.






Thirty-nine Weeks Ended October 3, 1998 compared to Nine Months Ended September 30, 1997.

Results of Operations

Net sales increased 7.8% in 1998 primarily due to increased existing retailer volume, targeted efforts on new store development within our retailer base and conversions to the Ace program. Additionally, three additional workdays are included in the 1998 results.

Gross profit increased 9.9% vs. 1997, and increased as a percent of sales due to increased handling charges from sales mix shifts, increased vendor discounts and lower distribution costs absorbed into inventory. Gross profit from the Company's retail operations is partially offset by lower paint manufacturing gross profit year-to-date.

Warehouse and distribution expenses decreased $981,000 or 3.3% vs. 1997 due to increased traffic and freight consolidations income, partially offset by wage increases to support the increased warehouse sales volume. Year-to-date wages as a percent of sales have declined due to the replacement of a facility in 1997 and productivity improvements.

Selling, general and administrative expenses increased $3.3 million or 6.0%, however, decreased as a percent of sales. Increased information technology costs to support our year 2000 efforts results in the year-to-date expense increase.

Retail success and development expenses increased $3.7 million or 18.4%. Retail store development costs partially offset by increased advertising income generated the year-to-date expense increase.

Interest expense increased $1.9 million vs. 1997 due to additional dealer dating programs and long-term debt issued during 1998 to fund long-term capital investments.

Liquidity and Capital Resources

The company expects that internally generated funds, along with new and established lines of credit and long-term financing, will be the primary financing sources for capital expenditures in the future.






                        PART II. OTHER INFORMATION
                         ACE HARDWARE CORPORATION

Item 6. Exhibits and Reports on Form 8-K.

     (b) There were no reports on Form 8-K filed for the thirty-nine weeks ended October 3, 1998.













                               SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





       ACE HARDWARE CORPORATION

          LORI L. BOSSMANN                    DATE     NOVEMBER 16, 1998
          Lori L. Bossmann
    Vice President, Controller

(Principal Accounting Officer, and duly
   authorized Officer of the registrant)