Form 10-K405
period 1999-01-02
ACE HARDWARE CORP
filed 1999-03-15
CIK 2024

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    Form 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the 1998 fiscal year ended January 2, 1999    Commission File No. 2-55860

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

   State the aggregate market value of the voting stock held by nonaffiliates of the Registrant. This Company's shares are only issued to and held by, its dealer-stockholders. All shares held by these stockholders can be repurchased by the Company when the dealer-stockholder's membership agreement terminates. Thus, there is no market for these shares. The repurchase price for each share of Class A Stock, which is the only voting stock issued, is equal to the par value of $1,000 per share. As of February 23, 1999, the aggregate value of the Class A Stock held by non-affiliates (dealer-stockholders) calculated on the basis of this repurchase price was $3,874,000.

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes X   No

   Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date (applicable only to corporation Registrants). Outstanding shares as of February 23, 1999:

     Class A (voting) Stock,      $1,000 par value       3,847 shares
     Class B (non-voting) Stock,  $1,000 par value       2,576 shares
     Class C (non-voting) Stock,  $  100 par value   2,255,207 shares


                                     PART I
Item 1. Business

   The terms "Ace," "Company," "cooperative," "we," "us," "our" and similar words refer to Ace Hardware Corporation. The terms "member," "retailer," "dealer," " you," "your" and similar words refer to someone who purchases our stock.

   Ace Hardware Corporation was formally organized as a Delaware corporation in 1964. In 1973, as the result of a corporate merger, it became the successor of Ace Hardware Corporation, an Illinois corporation that was organized in 1928. Until 1973, the Illinois corporation conducted the business now being engaged in by our Company. Our main executive offices are located at 2200 Kensington Court, Oak Brook, Illinois 60523. Our main telephone number is (630) 990-6600.

   We operate primarily as a wholesaler of hardware and related products, and we also manufacture paint products. We mainly sell our products to hardware dealers who have Membership Agreements with us. These Membership Agreements allow the hardware dealers to purchase merchandise and services from us and to license some of our marks, such as "Ace" and "Ace Hardware." (See the heading "Business" subheading "Membership Agreement").

   We operate on a cooperative basis and distribute patronage dividends to our eligible member dealers each year on the basis of quantity or value of business that we do with them. (See the subheading "Distribution of Patronage Dividends").

   As of the end of our 1998 fiscal year on January 2, 1999, there were 5,039 stores having Membership Agreements with us. The States with the largest concentration of members are California (approximately 10%), Texas (approximately 7%), Illinois (approximately 6%), Florida (approximately 5%), and Michigan and Georgia (approximately 4% each). The States where we shipped the largest percentages of merchandise in fiscal year 1998 are California (approximately 11%), Illinois (approximately 7%), Florida (approximately 6%), Texas (approximately 5%), and Michigan and Georgia (approximately 4% each). Approximately 7% of our sales are made to locations outside of the United States and its territories.

   The number of member locations that we had during each of our past three fiscal years is summarized in the following table:

                                               1998        1997       1996
                                              ------      ------     ------
   Member outlets at beginning of period       5,032       5,067      5,007
   New member outlets                            231         208        272
   Member outlets terminated                     224         243        212
                                              ------      ------     ------
   Member outlets at end of period             5,039       5,032      5,067
   Dealers having one or more member          ======      ======     ======
     outlets at end of period                  3,963       4,022      4,084


   We service our dealers by buying merchandise in quantity lots, mainly from manufacturers. We then warehouse large quantities of this merchandise and sell it in smaller lots to our dealers. Most of the products that we distribute to our members from our warehouses are sold at a price that we establish ("dealer cost"), to which a 10% adder ("handling charge") is generally added. In fiscal year 1998, warehouse sales were 61% of our total sales and bulletin sales were 3% of our total sales with the balance of 36% being direct shipment sales, including lumber and building materials.

   The following is a breakdown of our total warehouse sales among various general classes of merchandise for each of the past three fiscal years:

   Class of Merchandise                          1998      1997      1996
   --------------------                          ----      ----      ----
   Paint, cleaning and related supplies           20%       21%       20%
   Plumbing and heating supplies                  15%       15%       16%
   Hand and power tools                           14%       14%       14%
   Garden, rural equipment and related supplies   13%       13%       13%
   Electrical supplies                            13%       12%       12%
   General hardware                               12%       12%       12%
   Sundry                                          7%        7%        7%
   Housewares and appliances                       6%        6%        6%

   We sponsor two major hardware conventions each year at various locations, as well as one lumber convention. We invite dealers and vendors to attend, and dealers generally place orders that are delivered before the next convention. During the convention, there are exhibits of regular merchandise, new merchandise and seasonal merchandise. Lawn and garden supplies, building materials and exterior paints are seasonal merchandise in many parts of the country. Some types of goods such as holiday decorations are also seasonal.

   Warehouse sales involve the sale of merchandise that we inventory at our warehouses. Direct shipment sales involve sales where the merchandise is shipped directly to dealers by vendors. Bulletin sales involve our special bulletin offers where we order specific merchandise after dealers sign up to buy particular quantities of it.

   Dealers place direct shipment orders with our vendors using special purchase orders. The vendors then bill us for these orders, which are shipped directly to dealers. We, in turn, bill the ordering dealers with an adder ("handling charge") that varies according to the following schedule (except for sales under the LTL Plus Program discussed below):

  Invoice Amount                             Adder (Handling Charge)
  --------------                             -----------------------
  $  000.00 to $  999.99                     2.00% or $1.00 whichever is greater
  $1,000.00 to $1,999.99                     1.75%
  $2,000.00 to $2,999.99                     1.50%
  $3,000.00 to $3,999.99                     1.25%
  $4,000.00 to $4,999.99                     1.00%
  $5,000.00 to $5,999.99                      .75%
  $6,000.00 to $6,999.99                      .50%
  $7,000.00 to $7,999.99                      .25%
  $8,000.00 and over                          .00%

   We make bulletin sales based upon notices from dealers that they wish to participate in one of the special bulletins offer. Generally, we notify dealers of our intention to purchase certain products for bulletin shipment. We then purchase these products in the quantities that the dealers order. When the bulletin shipment arrives, we do not place it into warehouse inventory. Rather, we break it up into smaller quantities and deliver it to the dealers who ordered it. We generally apply a 6% adder ("handling charge") to this category of sales.

   We typically apply an additional adder of 3% to merchandise that is exported outside of the United States, its territories and possessions. Ace dealers located outside of the United States, its territories and possessions who are not subject to the additional 3% adder are assessed a flat 2% adder on all direct shipment sales. We maintain inventories to meet only normal resupply orders. Resupply orders help keep our inventories at normal levels. Usually these resupply orders are filled within one day of receipt. Bulletin orders are somewhat similar to resupply orders, but can be for future delivery. We do not backlog normal resupply orders and therefore, no significant backlog exists at any point in time.

   We have also created special sales programs for lumber and building materials products, for products that we periodically assign to an "extreme competitive price sales" classification, and for products from specified vendors for delivery to our dealers on a direct shipment basis (LTL Plus Program). Under our lumber and building materials ("LBM") program, we do not impose any adder or national advertising assessment on direct shipment orders for these products. Our LBM program enables our dealers to realize important savings from our closely monitored lumber and building materials purchasing procedures. Also, our LBM program offers our dealers the opportunity to order less-than-truckload quantities of many lumber and building materials products at economical prices under the LTL warehouse redistribution procedure which we have with certain major vendors.

   Our Store Traffic Opportunity Program ("STOP") is a program where we offer our dealers specific products that we assign to a "competitive price sales" classification. These products are delivered from our warehouses without the addition of freight charges and with an adder (if any) of up to 5%, determined on an item by item basis. Our officers have the authority to add and withdraw items from the STOP program, and to establish reasonable minimum or multiple item purchase requirements for this program. We do not make any patronage dividend distributions for purchases under the STOP program. We do, however, consider STOP purchases to be either warehouse purchases or bulletin purchases, as applicable, in determining the forms of patronage dividend distributions. (See the heading "Business" subheading, "Forms of Patronage Dividend Distributions.")

  Our LTL Plus Program allows dealers to purchase full or partial truckloads of products from specific vendors for direct shipment delivery. No adder or national advertising assessment applies to these purchases. The current maximum amount of patronage dividends for products in the LTL Plus category is .5% of these sales. (See heading "Business," subheading "Patronage Dividend Determinations and Allocations.")

   In addition to hosting conventions as well as other shows and product exhibits for our dealers, we also provide many special services. We offer these services at established charges. These services include inventory control systems, as well as price and bin ticketing. We also provide dealers with a checklist service so that they can have current information about the merchandise that we offer. We also provide a choice of ongoing educational and training programs for dealers. (See the heading "Business," subheading "Special Charges and Assessments.")

   Our wholly owned subsidiary, Ace Insurance Agency, Inc., offers a Group Dealer Insurance Program so that dealers can purchase different types of insurance coverage. This program offers "all risk" property insurance and business interruption, crime, liability and workers' compensation insurance, in addition to medical insurance for store employees. AHC Realty Corporation, another wholly owned subsidiary, offers broker services to dealers who want to buy or sell stores. Loss Prevention Services, Inc., another wholly owned subsidiary, offers security training and other loss prevention services to dealers.

   During 1996, our wholly owned subsidiary, Ace Hardware Canada, Limited, began operations as a wholesaler of hardware and related merchandise in Canada. It has two distribution facilities located in Calgary, Alberta and Brantford, Ontario. Ace Hardware Canada, Limited generated less than three percent (3%) of our consolidated revenue during fiscal year 1998.

   We operate our Company-owned retail hardware stores though our wholly owned subsidiaries A.H.C. Store Development Corp. and Ace Corporate Stores, Inc. For further information about these stores, please see the heading "Properties."

   We manufacture paint and similar coating products at our factories in Matteson and Chicago Heights, Illinois. These factories are the main source of the paint products that we offer for sale. We operate our paint manufacturing business as a separate Division of our Company for accounting purposes. We purchase all our raw materials for paint manufacturing from outside sources. We have had adequate sources of raw materials in the past, and we do not currently expect any shortages of raw materials that would have a major impact on our paint operations. Paint manufacturing is seasonal in the sense that greater paint sales occur from April through September. Historically, our need to comply with environmental laws and regulations has not had a major effect on our ability to conduct our paint manufacturing operations.

   Our business, both hardware wholesaling and paint manufacturing, is not dependent on any major suppliers and we feel that any seasonal fluctuations do not have a major effect on our operations. For more discussion of our business, see "Management's Discussion and Analysis of Financial Condition and Results of Operations," which appears after the "Notes to Financial Statements."

   We also offer services to members that relate to the operation of their retail businesses. We provide these services (such as advertising, merchandising and training programs) to assist our members and in some cases, to maximize our centralized buying power.

Strategic Planning

   We have a strategic planning process that results in goals, objectives and programs that we want to develop in the future for our Company and our members. Because strategic plans deal with the future, this discussion of them contains "forward looking statements," which are based on our current expectations. The actual results of our efforts can differ greatly from the results that we might desire. We believe that we have the facilities, the employees and the resources for ongoing success as we implement our plans and programs, but the future is difficult to forecast, especially things like revenues, costs, margins and profits which are influenced by many factors. Some of these factors are discussed below.

   The effects of future growth in the hardware and hardlines-related industries, are uncertain. By "hardlines-related industries" we mean lumber/building materials, home center, do-it-yourself, rental and commercial/industrial categories. The future condition of the economy is also uncertain, when viewed domestically, internationally or in specific geographical regions. Some other uncertainties that could affect our plans include possible future changes in merchandise and inventory prices, and the effect of increasingly intense competition. There could be potential shifts in market demand for some products. Future lawsuits and laws, especially laws dealing with franchising, licensing and environmental matters could affect our business. We cannot predict whether these uncertainties might cause future costs or liabilities or have some other effect on our future ability to achieve our plans.

   Through our ongoing strategic planning process we have focused our plans around four cornerstones for future growth and success in our competitive industry. These four cornerstones are: Retail Success (store operations), Wholesale Success (distribution), International growth and new member growth. Retail success for our dealers is a primary objective because, in our opinion, it drives both their retail performance and our wholesale growth. We have therefore increased our efforts to assist members in our "retail success initiatives," which are designed to improve their retail performance and competitiveness. These retail success initiatives include retail goals that we urge dealers to strive for within their stores and in locally competitive markets. These goals do not, however, impose major restrictions or requirements on members. Our minimum requirements for the acceptance of new members are outlined in the current Membership Agreement and in the Member Operational Requirements that apply under that Agreement. The Operational Requirements do require that, within one year the member must make us the primary source of supply and terminate any previous participation in the program of any other major hardware wholesaler. There are currently no general requirements (apart from special voluntary programs) where members have to make particular percentages of purchases from us or have to achieve minimum retail performance levels, such as sales dollars per square foot.

   The four cornerstones described above also include our strategic plans to focus on the consumer through research, target marketing and the development of a suitable long-term advertising strategy. They also include our review of merger and acquisition opportunities and our development of international and domestic nonshareholder programs. The term "Encore Growth" refers to an extension of our earlier efforts which we called "The New Retail Age of Ace," "The New Age of Ace" and "Ace 2000." Our present strategy is a further development of these earlier efforts and is not in conflict with them.


Special Charges and Assessments

  We sponsor a national advertising program. To pay for this program, we assess dealers an amount equal to 1.3% of their purchases (except purchases of lumber, LTL, LTL Plus, building materials products and certain computer systems), with minimum and maximum yearly assessments for each store location. Through December 31, 1998, the minimum assessment was $1,622.40 and the maximum assessment was $5,500.00 for each store location. Effective January 1, 1999, the minimum assessment is $1,825.20 and the maximum assessment is $6,500.00 for each store location. We grant exemptions from these assessments and make various adjustments to them for stores located outside the continental United States. These exemptions and adjustments are based on our management"s evaluation of the number and types of television broadcasts that are received in these areas. The amount of our national advertising assessment can be changed from time to time by our Board of Directors. We can also impose assessments for regional advertising of up to 2% of a dealer's annual purchases. Regional advertising assessments are subject to the same minimum and maximum amounts as the National Advertising assessment.

   Every two weeks, we bill your member store for a special low volume account service charge of $50 if your annual purchases from us (except for lumber and LTL purchases) are less than $50,000. Effective January 1, 1999, every two weeks, we will bill your store for a special low volume account service charge of $30 if your annual purchases from us are between $50,000 and $140,400. (Through December 31, 1998, we billed your store for this charge if your annual purchases from us were between $50,000 and $124,800.) The low volume service charges that we bill to your store in a specific year are automatically refunded if that store's total purchases (not including lumber and LTL purchases) increase to over $140,400 during the year. (This limit was $124,800 through December 31, 1998). Your store is excused from this low volume account service charge during the first 12 months that it is a member. There are some exceptions to our low volume account service charges that are described below:

        1. If you purchase $140,400 of merchandise from us (not counting carload lumber purchases) during the year (or $124,800 through December 31,1998), we give you credit on your next billing statement for any low volume charges which we billed to you earlier in the year. We then stop billing you for low volume account service charges for the rest of the year, even if your current purchases on a billing statement are less than $5,400 (or $4,800 through December 31, 1998); and

        2. We do not bill low volume account service charges every two weeks if your store's sales volume with us the year before was at our minimum ($140,400 effective January 1, 1999 and $124,800 through December 31, 1998), but we will bill these charges in a lump sum to your last statement of the year if you do not reach our applicable minimum by that time.

   An Ace store that falls below our minimum purchase levels can also be subject to termination.

   We add a late payment service charge on any past due balance that you owe us for merchandise, services, or your stock subscription. The current rate for the late payment service charge is .77% per biweekly statement period, except in Texas where the charge is .384% and Georgia where the charge is .692%. We consider a past due balance to exist whenever we do not receive payment of the amount shown as due on your billing statement within 10 days after the date of that statement. We can change the rate of our late payment service charge from time to time.

  Our retail training program called the "S.T.A.R. Program" was in effect through June 30, 1998. Under this program, our members were required to subscribe to video training tapes and related course materials if their stores were located in the United States or U.S. Territories. The initial monthly charge for this program was $16 for a single store or parent store and $11 for each branch store. A single store or parent store is one that has a share of our Class A voting stock (or one that involves a stock subscription for a share of our Class A Stock.) A branch store is one whose membership involves only shares (or a subscription for shares) of our nonvoting Class C Stock. Branch stores could request an exemption from this monthly charge.

   The "S.T.A.R. Program" was replaced by a new retail training program called the "Ace Training Network" effective July 1,1998. This new program, like the "S.T.A.R. Program" is required for all member stores in the United States and U.S. Territories. Under the "Ace Training Network," we will bill you a monthly fee which we call a "monthly training assessment." This assessment is $16 per month for each single store or parent store and $11 for each branch store. A single store or parent store is one that has a share of our Class A voting stock (or one that involves a stock subscription for a share of our Class A Stock.) A branch store is one whose membership involves only shares (or a subscription for shares) of our nonvoting Class C Stock. Branch stores can request an exemption from the monthly training assessment.

   With the Ace Training Network, you have the option of choosing how your monthly training assessment dollars will be spent. Under this program, you are initially issued 200 points, and one point equals one dollar in your training account. We credit you with another point for each dollar you pay for your monthly training assessment. Thus, a single store or parent store can earn 16 points per month and a branch store can earn 11 points per month. You may use your points at any time to buy one of the training programs that we offer. If you do not have enough points for the program that you want, you can use the points that you have and we will bill you for the difference. Multiple stores and member groups can pool their points together to purchase our training programs. As of July 1, 1998, there were over 10 of these training programs available at a variety of prices.

   We also have a mandatory subscription service for Material Safety Data Sheet information for all member stores located in the United States. As of the date of this filing, the initial yearly assessment for these subscriptions is $20 for each single store or parent store and $10 for each branch store.


Trademark and Service Mark Registrations

   The names "ACE HARDWARE" and "ACE" are used extensively by members and ourselves in the promotion, advertising and marketing of products and services that we sell. We have had the following Trademark and Service Mark Registrations issued by the U.S. Patent and Trademark Office for our marks:

                                               Registration
   Description of Mark           Type of Mark     Number      Expiration Date
   -------------------           ------------  ------------   ---------------
"ACE HARDWARE" with winged
   emblem design                  Service Mark      840,176   December 5, 2007
"ACE HARDWARE" with winged
   emblem design                  Trademark         898,070   September 8, 2000
"THE PAINTIN' PLACE"              Service Mark    1,138,654   August 12, 2000
"HARDWARE UNIVERSITY" with
   design                         Service Mark    1,180,539   December 1, 2001
"SUPER STRIKER"                   Trademark       1,182,330   December 15, 2001
"PACE" with design                Service Mark    1,208,887   September 14, 2002
"ACE HARDWARE" with winged
   emblem design                  Trademark       1,277,581   May 15, 2004
"ACE HARDWARE" in stylized
   lettering design               Trademark       1,426,137   January 27, 2007

                                               Registration
   Description of Mark           Type of Mark	    Number     Expiration Date
   -------------------           ------------  ------------  ---------------
"ACE" in stylized
   lettering design              Service Mark    1,464,025    November 3, 2007
"ACE HARDWARE" in stylized
   lettering design              Service Mark    1,486,528    April 26, 2008
"ACE HARDWARE AND
   GARDEN CENTER" in stylized
   lettering design              Service Mark    1,487,216    May 3, 2008
"ACE NEW EXPERIENCE" in
   stylized lettering design     Trademark       1,554,322    September 5, 2009
"ACE SEVEN STAR" in stylized
   lettering design              Trademark       1,556,389    September 19, 2009
"ACE BEST BUYS" in circle design Service Mark    1,560,250    October 10, 2009
"ACENET"                         Service Mark    1,574,019    December 26, 1999
"ACE IS THE PLACE"               Service Mark    1,602,715    June 19, 2000
"LUBE"                           Trademark       1,615,386    October 2, 2000
"ACE PRO"                        Trademark       1,632,078    January 22, 2001
"ASK ACE"                        Service Mark    1,653,263    August 6, 2001
Christmas Elves design           Trademark       1,669,306    December 24, 2001
"ACE 2000"                       Service Mark    1,682,467    April 7, 2002
"ACE" in stylized lettering
   design                        Trademark       1,683,538    April 21, 2002
"HARMONY" in stylized lettering
   design                        Trademark       1,700,526    July 14, 2002
"SEVEN STAR SATISFACTION
   GUARANTEED QUALITY
   ACE PAINTS" with design       Service Mark    1,705,321    August 4, 2002
"THE OAKBROOK COLLECTION"
   in stylized lettering design  Trademark       1,707,986    August 18, 2002
"ACE HARDWARE BROWN BAG
   BONANZA" with design          Service Mark    1,761,277    April 13, 2003
"ACE HARDWARE COMMITTED TO A
   QUALITY ENVIRONMENT" design   Service Mark    1,764,803    April 13, 2003
"THE OAKBROOK COLLECTION"
   in stylized lettering design  Trademark       1,783,335    July 20, 2003
"STORE 2000 THE STORE OF
   THE FUTURE"                   Service Mark    1,811,032    December 14, 2003
"ENVIROCHOICE"                   Trademark       1,811,392    December 14, 2003
"CELEBRATIONS"                   Service Mark    1,918,785    September 12, 2005
Repetitive Stylized "A" design   Service Mark    1,926,798    October 10, 2005
"The NEW AGE OF ACE" design      Service Mark    1,937,008    November 21, 2005
"ACE RENTAL PLACE"
   in stylized lettering design  Service Mark    1,943,140    December 19, 2005
"HELPFUL HARDWARE FOLKS"         Service Mark    1,970,828    April 30, 2006
"ACE HOME CENTER"                Service Mark    1,982,130    June 25, 2006
"SEALTECH"                       Trademark       2,007,132    October 8, 2006
"GREAT FINISHES"                 Trademark       2,019,696    November 26, 2006
"WOODROYAL"                      Trademark       2,065,927    May 27, 2007
"ROYAL SHIELD"                   Trademark       2,070,848    June 10, 2007
"ROYAL TOUCH"                    Trademark       2,070,849    June 10, 2007
"QUALITY SHIELD"                 Trademark       2,012,305    September 30, 2007
"QUALITY TOUCH"                  Trademark       2,102,306    September 30, 2007
"STAINHALT"                      Trademark       2,122,418    December 16, 2007
"ACE CONTRACTOR CENTER"          Service Mark    2,158,681    May 19, 2008

                                            		 Registration
   Description of Mark 	         Type of Mark	    Number 	    Expiration Date
   -------------------           ------------   -----------   ---------------
"NHS NATIONAL
   HARDLINES SUPPLY"             Service Mark    2,171,775    July 7, 2008
"ACE COMMERCIAL &
   INDUSTRIAL SUPPLY"            Service Mark    2,186,394    September 1, 2008
"THE OAKBROOK COLLECTION"        Trademark       2,187,586    September 8, 2008

   As of the date of this filing, we also have the following applications for new registrations pending in the U.S. Patent and Trademark Office:

   Mark	                                Type of goods/services
   ----                                 ----------------------
"ACE ROYAL"                             interior and exterior paint
"ACE CONTRACTOR PRO"                    paints, primers and varnishes
"ACE DRY GUARD"                         waterproofing paint
"HEALTHY HOME"                          interior and exterior paint
"HELPFUL HARDWARE CLUB"                 promoting the goods and services of
                                        others through various incentive
                                        programs offered to preferred customers
"ACE GARDEN PLACE"                      retail store services in the field of
                                        hardware, garden products and building
                                        materials
"SEE THE FOLKS IN THE RED VEST"         retail store services in the field of
                                        hardware and related goods
"ACE SOLUTIONS PLACE"                   retail store services in the field of
                                        hardware and related goods
"YOUR NEIGHBORHOOD SOLUTIONS PLACE"     retail store services in the field of
                                        hardware and related goods
"ACE" with accent design                retail store services in the field of
                                        hardware and related goods


Competition

   Competitive conditions in the wholesale hardware industry are intense and increasing. Independent hardware retailers must remain competitive with discount stores and chain stores, such as WalMart, Home Depot, Menard's, Sears, and Lowe's, and with other mass merchandisers. Retail hardware stores have been slowly shifting their locations to high rent shopping centers. There has also been a trend toward longer store hours. There is intense pressure on hardware retailers to obtain low cost wholesale supply sources. In several markets in the United States, we also compete directly with other dealer-owned wholesalers such as TruServ Corporation, Do it Best Corporation, and United Hardware Distributing Co.


Employees

   We have 4,672 full-time employees, of which 1,399 are salaried employees.
We also have union contracts covering one (1) truck drivers' bargaining unit(s) and three (3) warehouse bargaining unit(s). We consider our employee relations with both union and non-union employees to be good, and we have had no strikes in the past five years. In general, our employees are covered by either negotiated or nonnegotiated benefit plans that include hospitalization, death benefits and, with few exceptions, retirement benefits.


Limitations on Ownership of Stock

   Our members own all of our outstanding shares of capital stock. Membership in our Company is limited to approved dealers in hardware and related products who have Membership Agreements with us. These are the only ones eligible to own or purchase shares of any class of our stock.

   No dealer is allowed to own more than 1 share of our Class A voting stock, no matter how many store locations that dealer owns or controls. This ensures that each stockholder in our cooperative has equal voting power no matter how many member store locations the stockholder owns or controls. We treat an unincorporated member or a partnership member as being controlled by someone else if 50% or more of the assets or profit shares of that member are owned by (i) another person, partnership or corporation; or (ii) the owner(s) of 50% or more of the assets or profit shares of another unincorporated business firm or (iii) the owner(s) of at least 50% of the capital stock of a corporation. We treat a member that is a corporation as being controlled by someone else if at least 50% of the capital stock of that member is owned by (i) another person, partnership or corporation; or (ii) the owner(s) of at least 50% of the capital stock of another corporation; or (iii) the owner(s) of at least 50% of the assets or profit shares of another unincorporated business.


Distribution of Patronage Dividends

   We operate on a cooperative basis for purchases of merchandise from us that are made by dealers who have become members of our Company. We also operate on a cooperative basis with dealers who have subscribed for shares of our stock but who have not yet actually become "members" because they have not yet fully paid for their $1,000 par value shares of our Class A voting stock. The dealers in either of these two categories are entitled to receive patronage dividends once a year on an equitable basis.

   We made patronage dividend distributions at the following percentages of our sales in the warehouse, bulletin and direct shipment categories and on the total sales of products manufactured by our Paint Division during the past three fiscal years:

                                         1998          1997          1996
                                         ----          ----          ----
   Warehouse Sales                   4.78251%      4.32753%      4.53912%
   Bulletin Sales                        2.0%          2.0%          2.0%
   Direct Shipment Sales                 1.0%          1.0%          1.0%
   Paint Sales                        9.1653%      10.3088%       7.9773%

   There are other patronage dividends that are calculated separately for distribution on sales of lumber products, building material and millwork products and less-than-truckload (LTL) sales of lumber and building material products. We distributed patronage dividends equal to .4668%, .4593%, and
 .4328% of the total sales of these categories (calculated separately by category) to our members who purchased these products in fiscal years 1998, 1997, and 1996. Under our LTL Plus Program, we also calculate patronage dividends separately on sales of full or partial truckloads of products purchased by eligible dealers from certain vendors (see discussion of LTL Plus Program under the heading "Business.") The amount of patronage dividends that we currently allocate to LTL Plus sales is .5% of these sales. The LTL Plus Program patronage dividend was .5% of these sales for fiscal year 1998, 1997, and 1996.


Patronage Dividend Determinations and Allocations

   The amounts that we distribute as patronage dividends consist of our gross profits on business that we do with dealers who qualify for patronage dividend distributions, less a proportionate share of our expenses for administration and operations. Our gross profits consist of the difference between our selling price for the merchandise that these dealers buy from us and our purchase price for that merchandise. Our computation of patronage dividends excludes all of our income and expenses from activities that are not directly related to patronage transactions. The excluded items primarily consist of profits on business that we do with dealers who do not qualify for patronage dividend distributions and any income or loss that we realize from the disposition of property and equipment. If that occurred, then the income we would derive from this type of recapture would be included in computing patronage dividends.

   Our By-laws provide that, by virtue of dealers being "members" of our Company (that is, by owning shares of our Class A voting stock), they consent to include in their gross income for federal income tax purposes all patronage dividends that we distribute to them. These distributions must be included in gross income for taxable year in which the dealer receives them. Dealers who have not yet fully paid the $1,000 purchase price for their shares of our Class A voting stock are also required to include all patronage dividends we distribute to them in their gross income as explained above. Under our Stock Subscription Agreement, dealers must expressly consent to take these patronage dividend distributions into their gross incomes.

   The amount of the patronage dividends which dealers must include in their gross incomes includes both the cash portion of patronage dividends and any portion of patronage dividends that we apply against any indebtedness the dealer owes to us in accordance with Section 7 of Article XXIV of our By-laws. It also includes any portion of patronage dividends that they receive in shares of our Class C non-voting stock and in patronage refund certificates.

   Under our present program, patronage dividends on each of our three basic categories of sales (warehouse sales, bulletin sales and direct shipment sales) are allocated separately, as are patronage dividends under our LTL Plus Program. Dividend percentage calculations are made with reference to the net earnings derived from each of the respective categories. The 1998 patronage dividend rate for the LTL Plus Program is currently .5% of our LTL Plus sales. The 1998 dividend rates for direct shipment and bulletin sales are 1% and 2%, respectively, while the current warehouse dividend rate is 4.78%.

   We do not include sales of lumber and building materials products as part of warehouse sales, bulletin sales, or direct shipment sales for patronage dividend purposes. Patronage dividends for lumber and building materials are calculated separately for purchases within each of four sales categories involving these types of products. These four categories are: (a) lumber products (other than less-than-truckload sales); (b) building materials products (other than less-than-truckload sales); (c) millwork products and
(d) less-than-truckload ("LTL") sales of lumber and building material products. Patronage dividends are also calculated separately for full and partial truckloads of products purchased under the LTL Plus program. (See the heading "Business", discussion of LTL Plus program, and the subheading "Forms of Patronage Dividend Distributions", subparagraphs 2(a)-(b) below.)

   Any manufacturing profit realized on intracompany sales of products manufactured by our Paint Division is allocated and distributed as patronage dividends to eligible dealers in proportion to their respective annual dollar purchases of paint and related products from that division. The earnings we realize on wholesale sales of the Paint Division's products to our eligible dealers are currently distributed as patronage dividends to them as part of the patronage dividends which they receive each year in the basic patronage dividend categories of warehouse sales, bulletin sales, and direct shipment sales. Under Section 8 of Article XXIV of our By-laws, if the Paint Division's manufacturing operations for any year result in a net loss instead of a profit to the Paint Division, this loss would be netted against the earnings we realized from our other activities during the year, so that the earnings available for distribution as patronage dividends from these other activities would be reduced for the year.


Forms of Patronage Dividend Distributions

   We make patronage dividend distributions to our eligible dealers in cash, shares of our Class C Stock and patronage refund certificates according to a specific plan that has been adopted by our Board of Directors. This plan can be changed from time to time by the Board as they deem fit depending on business conditions and our Company's needs.

   This plan is summarized below for the purchases that our eligible dealers make from us on or after January 1, 1998.

   1. For each of your eligible stores, we initially calculate the minimum cash patronage dividend distribution as follows:
        (a) 20% of the first $5,000 of the total patronage dividends allocated for distribution each year to you based on the purchases made for the eligible store;
        (b) 25% of the portion of the total patronage dividends allocated for that store which exceed $5,000 but do not exceed $7,500;
        (c) 30% of the portion of the total patronage dividends allocated for that store which exceed $7,500 but do not exceed $10,000;
        (d) 35% of the portion of the total patronage dividends allocated for that store which exceed $10,000 but do not exceed $12,500;
        (e) 40% of the portion of the total patronage dividends allocated for that store which exceed $12,500.

   2. We distribute the portion of patronage dividends in excess of the cash amount above in the form of shares of our Class C Non-voting Stock (par value $100 per share) until the total par value of all shares of all classes of our capital stock that you hold for the eligible store equals the greater of:
        (a) $20,000; or
        (b) the sum of purchases in the following categories that you made for the eligible store during the most recent calendar year:
            (i) 15% of the volume of Ace manufactured paint and related products purchases, plus
            (ii) 3% of the volume of drop-shipment or direct purchases (excluding Ace manufactured paint and related products), plus
            (iii) 15% of the volume of warehouse and bulletin purchases
                  (including STOP and excluding Ace manufactured paint and related products), plus
            (iv)  3% of the volume of lumber and building material (excluding
                  LTL) purchases, subject to a maximum lumber and building material capital stock requirement of $25,000, plus
            (v)   4% of the volume of LTL Plus purchases.

        Please note, however, that we do not issue fractional shares of Class C Stock. We take any amount that would result in a fractional share of stock and distribute it in cash or patronage refund certificates instead.

   3. The portion of your total patronage dividends for each of your eligible stores which exceeds the sum of:
        (a) the cash amount determined under Paragraph 1 above and
        (b) the amount of Class C Stock determined under Paragraph 2 above is distributed to you in cash up to certain limits. The total amount that you receive in cash for an eligible store cannot exceed 45% of that store's total patronage dividends for the year. If a store's total cash distribution would exceed this 45% limit, then the distribution over that amount is made instead in the form of a non-negotiable patronage refund certificate. Our Board of Directors determines the maturity dates and interest rates of these patronage refund certificates before they are issued. These certificates include provisions that give us a first lien on the amount of any indebtedness that you owe us. The certificates also contain language subordinating them to all the rights and claims of our secured creditors, general creditors and our bank creditors. Historically, these patronage refund certificates have matured within five years from the date we issued them.

   With some modifications, the plan described above is applied separately in determining patronage dividends on our sales of lumber and building materials. The combined patronage dividends allocated annually to a store from:

       *  sales of lumber products (other than LTL sales),
       *  sales of building materials (other than LTL sales),
       *  sales of millwork product, and
       *  LTL sales to the store

are used to calculate the minimum cash distribution percentages that we apply under Paragraph 1 above. A store's patronage dividends from any other sales category are not taken into account in determining either the minimum portion or any additional portion of the store's patronage dividends from its purchases of lumber and building materials products that are distributed in cash. Also, Paragraphs 2 and 3 above are applied separately for patronage dividends on lumber and building materials. We do not consider the requirements of Paragraph 2 to be satisfied in the cases of:

      *  purchases of lumber products (other than LTL purchases)
      *  purchases of building materials products (other than LTL purchases), or
      *  purchases of millwork product

until the store's holdings of our Class C Stock from patronage dividends or our sales to that store from other eligible categories equal 3% of the store's purchases within the category during the most recent calendar year. This is subject to a maximum of lumber and building materials capital stock requirement of $25,000 under the 1998 plan. No similar special Class C Stock requirement applies to patronage dividends accrued on LTL purchases, however.

   Article XXIV, Section 7 of our By-laws requires the cash portion of any patronage dividends to be applied against any indebtedness a member owes us where the membership for his store is terminated before the distribution of patronage dividends. Despite this, however, 20% of a terminated store's total annual patronage dividends will be paid in cash if we receive a timely request for this form of payment.

   Because of the requirement of the U. S. Internal Revenue Code that we withhold 30% of the annual patronage dividends distributed to eligible dealers whose places of business are located in foreign countries or Puerto Rico, the cash portion of patronage dividends to these dealers is a minimum of 30%. There are exceptions to this 30% cash payment in the case of 1) unincorporated Puerto Rico dealers owned by individuals who are U.S. citizens, and 2) certain dealers incorporated in Guam, American Samoa, the Northern Mariana Islands, or the U.S. Virgin Islands. These exceptions apply if less than 25% of the stock of these dealers is owned by foreign persons, and at least 65% of their gross income for the last three years has been sufficiently connected with a trade or business in one of these locations or in the United States.

   We also have certain loan programs that allow dealers to pay us back with part of their patronage dividend distributions. For example, to help members buy standardized exterior signs identifying their stores, our Board of Directors has authorized a loan program. Under this program, a dealer may apply to borrow between $100 to $20,000 per location from us for this purpose. If you obtain a loan under this program, you may either repay it in twelve payments billed on your regular bi-weekly billing statement, or you may apply the non-cash portion of your annual patronage dividends (for up to the next three annual patronage dividend distributions) toward payment of your loan.

   Our Board of Directors has also authorized finance programs to help qualified dealers buy certain computer systems from us and to finance capital improvements with patronage dividends. The amount financed cannot exceed 80% of the cost of any system. For PAINTMAKER computers, members have applied to borrow between $1,000 to $15,000 per location repayable over a period of three (3) years.
For PACE computers, members have applied to borrow between $5,000 to $50,000 per location repayable over a period of five (5) years. For capital improvements, members have applied to borrow up to $2.00 per square foot of retail space repayable over a period of three (3) years. Under these programs, members have directed us to first apply the patronage refund certificate portion of their patronage dividend distributions toward the balance owed on these financed items and next to apply patronage dividends which would otherwise be payable for the same year in the form of our Class C Stock. These signage, computer financing and store retrofit programs may be revised or discontinued by our Board at any time.


Federal Income Tax Treatment of Patronage Dividends

   Both the shares of Class C nonvoting Stock and the patronage refund certificates that we use to pay patronage dividends are "qualified written notices of allocation" within the meaning of Sections 1381 through 1388 of the U.S. Internal Revenue Code. These Sections of the Internal Revenue Code deal with the income tax treatment of cooperatives and their patrons, and have been in effect since 1963. The dollar amount stated on a qualified written notice of allocation must be taken into the gross income of the person to whom the notice is issued, even though this dollar amount may not actually be paid to the person in the same year that it is taxed.

   In order for us to receive a deduction from our gross income for federal income tax purposes for the amount of any patronage dividends that we pay to a patron (that is, to one of our eligible and qualifying dealers) in the form of qualified written notices of allocation, we have to pay (or apply against any indebtedness that the patron owes us in accordance with Section 7 of Article XXIV of our By-laws) not less than 20% of each patron's total patronage dividend distribution in cash and the patron also has to consent to having the written notices of allocation, at their stated dollar amounts, included in his gross income for the taxable year in which he receives them. The Internal Revenue
Code also requires that any patronage dividend distributions that we deduct on our federal income tax return for business we do with patrons must be paid to those patrons within 8 months after the end of that taxable year.

   If you become one of our "members" by owning 1 share of Class A Voting Stock, you are deemed under the U.S. Internal Revenue Code to have consented to take the written notices of allocation that we distribute to you into your gross income. Your consent is deemed because of 1) your act of obtaining or retaining membership in our Company and 2) because our By-laws provide that your membership constitutes this consent, and we give you written notification of that By-law provision. Under another provision of the Internal Revenue Code, dealers who have subscribed for shares of our stock are also deemed to have consented to take the dollar amounts of their written notices of allocation into their gross incomes. This occurs because of the consent provisions included in the Subscription Agreement for our stock.

   If you receive a patronage refund certificate as part of your patronage dividends (see the subheading "Forms of Patronage Dividend Distributions"), you may be deemed to have received interest income. This interest would arise in the form of an original issue discount to the extent that the face amount of the certificate exceeds the present value of the stated principal and interest payments that we have to pay you under the terms of the certificate. This interest income would be taxable to you "ratably" over the term of the certificate under Section 7872(b) (2) of the U.S. Internal Revenue Code. Present value for this purpose is determined by using a discount rate equal to the applicable Federal rate in effect as of the day of issuance of the certificate, compounded twice a year.

   We are required to withhold for federal income tax on the total patronage dividend distribution we make to anyone who has not furnished us with a correct taxpayer identification number. We can also be required to withhold federal taxes on the cash portion of each patronage dividend distribution made to someone who fails to certify to us that he is not subject to backup withholding. This withholding obligation based on a failure to certify may not be applicable, however, unless 50% or more of the total distribution is made in cash. Since we distribute all of our patronage dividends for a given year at the same time and since our current patronage dividend plan (see the subheading "Forms of Patronage Dividend Distributions") does not permit any member store to receive more than 45% of its patronage dividends for the year in cash, we believe that a certification failure like this should not ordinarily have any effect on our Company or any of its dealers.

   Patronage dividends that we distribute to patrons who are located in foreign countries or certain U. S. possessions (including those who are incorporated in Puerto Rico or who reside in Puerto Rico but have not become citizens of the United States) have been held to be "fixed or determinable annual or periodic income." Patrons who receive this type of income are currently required to pay a tax of 30% of the amount received under Sections 871(a)(1)(A) and 881(a)
(1) of the Internal Revenue Code. When dealers are subject to this 30% tax, we must withhold it from their patronage dividends and pay it over to the U.S. Internal Revenue Service. The above does not apply to a corporation organized in Guam, American Samoa, the Northern Mariana Islands, or the U. S. Virgin Islands if less than 25% of its stock is owned by foreign persons and at least 65% of its gross income for the last three years has been effectively connected with the conduct of a trade or business in that location or in the United States.

   The 20% minimum portion of the patronage dividends that must be paid in cash to patrons other than those discussed above may not be enough, depending upon the patron's income tax bracket, to pay all of the patron's federal income tax on his annual patronage dividend distributions. In our management's opinion, the payment of a minimum of 20% of total patronage dividends in cash each year will not have a material adverse affect on our operations or on our ability to obtain sufficient working capital for the normal requirements of our business.


Membership Agreement

   If you apply to become an Ace member, you must sign a Subscription Agreement to purchase our stock. You must also sign our customary Membership Agreement. You must submit a payment of $400 with your signed Membership Agreement. We use the $400 fee toward our estimated costs of processing your membership application. If you submit a membership application and we accept it, we sign both your Membership Agreement and Stock Subscription Agreement and send them back to you for your records. Your membership may generally be terminated upon various notice periods and for various reasons (including voluntary termination by either of us). The details of these reasons and notice periods are in the Membership Agreement. These reasons for termination and notice periods apply except where special laws or regulations in certain locations limit our right to terminate memberships, or require longer notice periods.


Non-Shareholder Programs

   In 1989, our Board of Directors first authorized us to affiliate non-shareholder international dealers who operate retail businesses outside the United States, its territories and possessions. These international dealers sign agreements that differ from our regular Membership Agreement. They may be granted a license to use certain of our trademarks and service marks, but they do not sign stock subscription agreements or become shareholders, nor do they receive patronage dividends.

   In 1995, our Board of Directors first authorized us to affiliate non-shareholder retail accounts other than international dealers. These accounts, which are generally served through our subsidiary National Hardlines Supply, Inc. ("NHS"), are not granted an ongoing license to use our trademarks and service marks. They can purchase selected types of products from us for resale. They are not members of our cooperative, and therefore do not own our stock or receive patronage dividends.

   In 1996, we established a license program for international non-shareholder dealers. These international licensees typically receive the exclusive right to use our trademarks and service marks, as well as exclusive rights to distribute the merchandise they purchase from us in their home countries. International licensees pay us a negotiated license fee and ongoing royalties on their retail sales in exchange for these rights, and for our ongoing training and support.

   In 1996, we also began operations through our subsidiary Ace Hardware Canada, Limited ("Ace Canada"). The majority of Ace Canada's customers are non-shareholders who do not receive patronage dividends from us, and who are not licensed to use our trademarks and service marks.

   In 1998, we also established a domestic franchise program whose franchisees will not be shareholders of our cooperative, and will not therefore receive . patronage dividends. These franchisees will pay us a franchise fee and ongoing royalties on their retail sales. In turn, they receive exclusive rights to a designated area, a license to use our trademarks and service marks, and various initial and ongoing training and support.

   In October, 1998, we entered into a joint venture with one of our dealers. The joint venture will operate approximately 12 leased stores in Massachusetts, New Hampshire and Rhode Island. In January, 1999, we announced that we had entered into another joint venture with another Ace dealer. This joint venture plans to open approximately 10 stores in southwest Florida over the next eight years, and plans to open the first 3 of them within the next two years. In the future, we will explore other joint venture opportunities with our dealers; however, we consider each situation unique and we evaluate each opportunity on its own merits.

   As of the end of fiscal years 1998, 1997 and 1996, sales to international non-shareholder dealers accounted for approximately 7% of our total sales for fiscal year 1998 and 1997, and less than 5% of our total sales for fiscal year 1996. As of the end of fiscal years 1998, 1997 and 1996, sales to domestic non-shareholder locations accounted for less than 1% of our total sales in each year.


Year 2000

   A detailed plan has been established to identify and track progress on the identification of systems, changing of non-compliant systems and testing of those systems for Year 2000 compliance. Project completion is planned for the middle of 1999. In addition, a plan has been developed for all devices (time clocks, power systems, etc.) within the Company. The Company is approximately 60% complete with the project as of January 2, 1999. The remaining 40% will be dedicated to the Enterprise testing in the first half of 1999. The Company expects its Year 2000 date conversion project to be completed on a timely basis.

   The Company expects to incur internal staff costs as well as incremental consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare the systems for the Year 2000. A significant portion of these costs will represent the re-deployment of existing information technology resources. Based upon current estimates, such operating costs could range between $5.0 million and $6.5 million. The Company has expended approximately $3.7 million through January 2, 1999 which was primarily incurred in 1998.

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


Item 2. Properties

   Our general offices are located at 2200 Kensington Court, Oak Brook, Illinois 60523. Information about our main properties appears below:

                                    Square Feet     Owned          Lease
                                   of Facility        or        Expiration
      Location                   (Land in Acres)    Leased         Date
      --------                   ---------------    ------      ----------
General Offices:
   Oak Brook, Illinois                  206,030     Leased    September 30, 2009
   Oak Brook, Illinois                   70,508     Owned
   Markham, Ontario, Canada(1)           15,372     Leased    February 28, 2006
Distribution Warehouses:
   Lincoln, Nebraska                    346,000     Leased    December 31, 2006
   Arlington, Texas                     313,000     Leased    July 31, 2002
   Perrysburg, Ohio                     396,000     Leased    November 1, 2004
   Tampa, Florida                       391,760     Owned
   Harmans, Maryland                    277,000     Owned
   Yakima, Washington                   502,400     Owned
   Maumelle, Arkansas                   585,500     Owned
   LaCrosse, Wisconsin                  363,000     Owned
   Huntersville, North Carolina         354,000     Owned
   Rocklin, California                  470,000     Owned
   Gainesville, Georgia                 478,000     Owned
   Prescott Valley, Arizona             633,000     Owned
   Princeton, Illinois                1,080,000     Owned
   Carol Stream, Illinois (2)           250,000    Leased     September 30, 1999
   Chicago, Illinois (3)                 18,168    Leased     May 31, 1999
   Hanover, Maryland                     57,500    Leased     June 26, 2003
   Colorado Springs, Colorado           493,000     Owned
   Wilton, New York                     795,000    Leased     September 1, 2007
   Brantford, Ontario, Canada (4)       434,000    Leased     March 31, 2006
   Calgary, Alberta, Canada (4)         240,000    Leased     December 31, 2001
Print Shop Facility:
   Downers Grove, Illinois               41,000    Leased     April 30, 2002
Paint Manufacturing Facilities:
   Matteson, Illinois                   356,000     Owned
   Chicago Heights, Illinois            194,000     Owned
Other Property:
   Aurora, Illinois                    72 acres     Owned
   LaCrosse, Wisconsin (5)              3 acres     Owned

(1) This property is leased by our subsidiary Ace Hardware Canada, Limited for its corporate office.
(2) We leased this property in October, 1994, for our bulk merchandise redistribution center.
(3) We leased this property in June, 1994 for our freight consolidation center.
(4) Our subsidiary, Ace Hardware Canada, Limited leases this property for a distribution warehouse. The Brantford property includes 80,000 square feet leased for a two-year period from January 1, 1998-December 31, 2000.
(5) This land is next to our LaCrosse, Wisconsin warehouse.

   In addition to the above, we or our subsidiaries, A.H.C. Store Development Corp. and Ace Corporate Stores, Inc. lease other property for retail hardware stores ranging from approximately 13,000 to 20,000 square feet in size. The numbers and locations of these leased retail stores as of the date of this filing are summarized in the table below:

                                                Number of
             State                         Retail Store Leases
             -----                         -------------------
             Georgia                                6
             Illinois                               3
             Washington                             3
             Wisconsin                              1

   We also lease a fleet of trucks and equipment for the main purpose of delivering merchandise from our warehouses to our dealers.


Item 3. Legal Proceedings

   There are no significant pending legal proceedings that either alone or together involve claims for damages for more than 10% of our current assets and our subsidiaries on a combined basis.


Item 4. Submission of Matters to a Vote of Security Holders

None.


                                  PART II

Item 5. Market for The Registrant's Common Equity and Related Stockholder
Matters

   There is no existing market for our stock and there is no expectation that one will develop. We are organized as a Delaware corporation and operate as a cooperative corporation, and only retailers of hardware and similar merchandise who are our members own our stock.

   The table below shows the number of stockholders of record that we had as of February 23, 1999:

         Title of Class                           Number of Record Holders
         --------------                           ------------------------
         Class A Stock, $1,000 par value          3,847
         Class B Stock, $1,000 par value          2,576
         Class C Stock, $100 par value            4,827

   Our Company's Articles of Incorporation and By-laws prohibit us from declaring dividends (other than patronage dividends). (Please see the discussion of patronage dividends under Item 1. Business.)


Item 6. Selected Financial Data

                            SELECTED FINANCIAL DATA

Income Statement Data:

                  January 2, December 31, December 31, December 31, December 31,
                       1999         1997        1996        1995        1994
                     ----------  ----------  ----------  ----------  -----------
                                             (000's omitted)

Net sales            $3,120,380  $2,907,259  $2,742,451  $2,436,012  $2,326,115
Cost of sales         2,868,974   2,682,863   2,535,014   2,253,430   2,152,322
                     ----------  ----------  ----------  ----------  ----------
Gross profit            251,406     224,396     207,437     182,582     173,793
Total expenses          163,446     148,009     135,130     118,840     109,271
                     ----------  ----------  ----------  ----------  ----------
Net earnings         $   87,960  $   76,387  $   72,307  $   63,742  $   64,522
                     ==========  ==========  ==========  ==========  ==========
Patronage dividends
 (Notes A, B, 5
  and 8)             $   88,022  $   76,153   $  73,837  $   64,716  $   64,520
                     ==========  ==========  ==========  ==========  ==========

Balance Sheet Data:

                  January 2, December 31, December 31, December 31, December 31,
                     1999       1997         1996         1995         1994
                   ---------- -----------  -----------  -----------  -----------
                                                 (000's omitted)

Total assets        $1,047,726   $977,478    $916,375     $759,133     $723,610
Working capital        191,926    158,676     146,862      139,805      150,514
Long-term debt         115,421     96,815      71,837       57,795       64,287
Patronage refund
  certificates payable,
  long-term             43,465     49,044      49,639       54,741       63,666
Member dealers' equity 261,512    245,479     233,314      217,245      199,827

(A) The Company operates as a cooperative organization, and pays patronage dividends to member dealers on earnings derived from business done with such dealers. It is the practice of the Company to distribute substantially all patronage sourced earnings in the form of patronage dividends.
(B) The form in which patronage dividends are to be distributed can only be determined at the end of each year when the amount distributable to each of the member dealers is known. Patronage dividends were payable as follows:

                  January 2, December 31, December 31, December 31, December 31,
                     1999        1997         1996         1995          1994
                   ----------  -----------  ---------    ---------    ---------
                                           (000's omitted)

In cash               $34,826     $29,943     $28,178      $23,522     $27,302
In patronage refund
 certificates payable  15,720      13,726       9,500        5,032       9,920
In Class C Stock       26,170      22,366      26,474       27,506      21,766
In patronage financing
 deductions            11,306      10,118       9,685        8,656       5,532
                      -------     -------     -------      -------     -------
Total patronage
 dividends            $88,022     $76,153     $73,837      $64,716     $64,520
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


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

   The Company's ability to generate cash adequate to meet its needs ("liquidity") results from internally generated funds, short-term lines of credit and long-term financing.

   The Company has an established, unsecured revolving credit facility with a group of banks. The Company has unsecured lines of credit of $190 million of which $165 million was available at January 2, 1999. Any borrowings under these lines of credit would bear interest at the prime rate or less. Long-term financing is arranged as determined necessary to meet the Company's capital or other requirements, with principal amount, timing and form dependent on prevailing debt markets and general economic conditions.

   Capital expenditures for new and improved facilities were $27.0, $49.4 and $40.4 million in 1998, 1997, and 1996, respectively. During 1998, the Company financed the $27.0 million of capital expenditures out of current and accumulated internally generated funds, short-term borrowings and long-term borrowings. 1999 capital expenditures are anticipated to be approximately $49.3 million primarily for a new distribution facility and improvements to existing facilities.

   As a cooperative, the Company distributes substantially all of its patronage source earnings to its members in the form of patronage dividends, which are deductible for income tax purposes.

   The Company expects that existing and new internally generated funds, along with established lines of credit and long-term financing, will continue to be sufficient to finance the Company's working capital requirements and patronage dividend and capital expenditures programs.


Operations 1998 Compared to 1997

   Net sales increased 7.3% due to increases in existing retailer volume, targeted efforts on new store development and conversions. Sales of basic hardware and paint merchandise (including warehouse, bulletin and direct shipments) increased 8.1% while lumber and building material sales increased 4.2%. Lumber sales were negatively impacted by price deflation. Excluding Canada, international sales increased 22.2% primarily due to new international store development. Net dealer outlets increased in 1998 due to targeted sales efforts on new store development and conversions to the Ace program and continued emphasis on retail success.

   Gross profit increased $27.0 million or 12.0% and increased as a percent of sales to 8.06% vs. 7.72% in 1997. Domestic gross profit increased as a percent of sales due to increased handling charges from sales mix shifts, increased vendor rebates and lower warehouse cost absorbed into inventory. Gross profit from additional company-owned stores also contributed to the increase.

   Warehouse and distribution expenses decreased $1.0 million and decreased as a percent of sales from 1.35% in 1997 to 1.23% in 1998. The decrease was due to increased logistic revenues, non-recurring start-up facility costs in 1997 and improved warehouse productivity.

   Selling, general and administrative expenses increased $7.4 million or 10.3% and increased slightly as a percent to sales due to increased information technology costs to support our year 2000 efforts and lower costs absorbed into inventory.

   Retail success and development expenses increased $7.3 million or 28.7% due to costs associated with additional company-owned stores, costs to support retail initiatives and new business development costs. Increases in this category are directly related to retail support of the Ace retailer as the Company continues to make retail investments in our dealer base.

   Paint Division sales increased 5.6% to $114.3 million. As a separate division of the Company, the Paint Division produced net manufacturing profits of $10.4 million in 1998 vs. $11.3 million in 1997. The decrease in net manufacturing profit is due to unfavorable production variances incurred in 1998. Paint is the only product manufactured by the Company. As discussed on page 9, patronage dividends are calculated separately for paint sales and decreased to 9.17% in 1998 vs. 10.31% in 1997 as a result of decreased net profit.

   Interest expense increased $2.4 million or 16.3% due to increased dealer dating programs and long-term debt issued during 1998 to fund the replacement of a facility.


Operations 1997 Compared to 1996

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

   Warehouse and distribution expenses increased $2.6 million or 7.2% due to the operation of one additional domestic facility and two Canadian facilities in 1997. The replacement of an existing facility also contributed to the increase, partially offset by increased logistic revenues.

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


Impact of New Accounting Standards

   In June, 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting for derivative instruments and hedging activities. The Company is required to comply with SFAS No. 133 in fiscal year 2000. The Company has not evaluated the impact of SFAS No. 133 on the consolidated financial statements.


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


Item 7a. Quantitative and Qualitative Disclosures about Market Risk

   The Company is subject to certain market risks, including foreign currency and interest rates. The Company uses a variety of practices to manage these market risks, including, when considered appropriate, derivative financial instruments. The Company uses derivative financial instruments only for risk management and does not use them for trading or speculative purposes. The Company is exposed to potential gains or losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies. The Company's primary exposure is to changes in exchange rates for the U.S. dollar versus the Canadian dollar.

   Interest rate risk is managed through a combination of fixed rate debt and variable rate short-term borrowings with varying maturities. At January 2, 1999, all short-term and long-term debt was issued at fixed rates.

   The table below presents principal amounts and related weighted average interest rates by year of maturity for the Company's investments and debt obligations:

                          1999   2000   2001   2002   2003   Thereafter  Total
                          ----   ----   ----   ----   ----   ----------  -----
                                       	(dollars in thousands)
Assets:
 Short-term investment-
  fixed rate            $15,000   $-     $-     $-     $-       $-       $15,000
Fixed interest rate       3.00%                                            3.00%

Liabilities:
Short-term borrowings-
  fixed rate            $25,000     -      -     -       -        -      $25,000
Average fixed
  interest rate           5.03%                                            5.03%
Long-term debt-
  fixed rate            $ 7,433   3,923   6,526   6,350  5,622   93,000 $122,854
Average fixed
  interest rate           7.56%   8.17%   7.27%   7.27%   7.12%   7.08%    7.15%

   The Company is exposed to credit risk on certain assets, primarily accounts receivable. The Company provides credit to customers in the ordinary course of business and performs ongoing credit evaluations. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base. The Company currently believes its allowance for doubtful accounts is sufficient to cover customer credit risks.

   The Company's various currency exposures often offset each other, providing a natural hedge against currency risk. The Company has utilized foreign exchange forward contracts to hedge non-U.S. equity investments. Gains and losses on these foreign currency hedges are included in the basis of the underlying hedged investment. As of January 2, 1999, the Company has outstanding foreign currency contracts to sell the equivalent of $30.5 million of Canadian dollars to hedge a portion of a foreign investment. All contracts mature within one year. The fair value of this agreement results in an unrecognized gain of $2.3 million reflected within comprehensive income at January 2, 1999. Settlement of foreign sales and purchases are generally denominated in U.S. currency resulting in limited foreign currency transaction exposure.

   The table below presents outstanding foreign exchange forward contracts as of January 2, 1999:
                                                            Average
                                              Contract     Contract    Fair
                                               Amount        Rate     Value(a)
                                           --------------  --------  -----------
                                           (in thousands)       (in thousands)
Foreign currency forward exchange contracts:
  Canadian dollar (sell)                       $22,278       1.3691    $2,348

(a) Equivalent to the unrecognized gain (loss) on existing contracts.


Item 8. Financial Statements and Supplementary Data

   Financial statements covered by the report of the Company's independent certified public accountants are listed on Page F-1.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

   None.


                                       PART III

Item 10. Directors and Executive Officers of the Company
   Our directors and executive officers are:
                                         Position(s) Currently Held
          Name          Age     and Business Experience (for the past 5 years)
          ----          ---     ----------------------------------------------
Jennifer C. Anderson     48     Director since June 6, 1994; term expires 2000;
                                President of Davis Lumber and Ace Hardware,
                                Inc., Davis, California since November, 1985.

Eric R. Bibens II        42     Director since June 2, 1997; term expires 2000;
                                President of Bibens Home Center, Inc.,
                                Springfield, Vermont since 1983.

Michael C. Bodzewski     48     Vice President - Sales and Marketing effective
                                October, 1998; Vice President - Merchandising effective June, 1990.

Lori L. Bossmann         38     Vice President-Controller effective September,
                                1997; Controller effective January, 1994.

Lawrence R. Bowman       52     Director since February 4, 1991; term expires
                                2001; President of Owenhouse Hardware Co., Inc.,
                                Bozeman, Montana since February, 1996
                                and Vice President of that company from March, 1988 until February, 1996.

James T. Glenn           39     Director since June 3, 1996; term expires 1999;
                                President of Ace Hardware of Chattanooga,
                                Chattanooga, Tennessee since January, 1990.


                                          Position(s) Currently Held
      Name              Age      and Business Experience (for the past 5 years)
      ----              ---      -----------------------------------------------

Ray A. Griffith          45      Vice President, Merchandising effective
                                 October, 1998; Vice President - Retail
                                 Development and Marketing effective September,
                                 1997; Director - Retail Operations, Western
                                 Division effective September, 1994; from July,
                                 1993-April, 1994, President and Chief Executive
                                 Officer of Servistar/Coast to Coast
                                 Corporation.

Daniel L. Gust           49      Director since June 1, 1998; term expires 2001;
                                 President of Garden Acres Ace Hardware,
                                 Longmont, Colorado since January, 1991.

D. William Hagan         41      Director since June 2, 1997; term expires 2000;
                                 President of Hagan Ace Hardware, Orange Park,
                                 Florida since February, 1980.

David F. Hodnik          51      President and Chief Executive Officer effective
                                 January 1, 1996; President and Chief Operating
                                 Officer effective January 1, 1995;
                                 Executive Vice President and Chief Operating
                                 Officer effective January, 1994.

Paul M. Ingevaldson      53      Senior Vice President - International and
                                 Technology effective September, 1997; Vice
                                 President - Corporate Strategy and
                                 International Business effective September,
                                 1992.

Mark Jeronimus           50      Director since June 3, 1991; term expires 2000;
                                 President of Duluth Hardware, Inc., Duluth,
                                 Minnesota since February, 1984.

Howard J. Jung           51      Chairman of the Board and Director since June,
                                 1998; term expires 2001; Vice President of Ace
                                 Hardware Stores, Inc., Raleigh, North Carolina since June, 1997.

Rita D. Kahle            42      Senior Vice President - Wholesale effective
                                 September, 1997; Vice President - Finance effective January, 1994

John E. Kingrey          55      Director since May 17, 1992; term expires 1999;
                                 President of WK&K Corp., Wimberley, Texas since
                                 May, 1972.

David W. League          59      Vice President-General Counsel and Secretary
                                 effective June, 1990.

William A. Loftus        60      Executive Vice President - Retail effective
                                 September, 1997; Senior Vice President -
                                 Retail Operations and Marketing effective
                                 October, 1994; Senior Vice President -
                                 Marketing and Advertising effective September,
                                 1992.

David F. Myer            53      Vice President-Retail Support effective
                                 September, 1997; Vice President - Retail
                                 Support and New Business effective October,
                                 1994; Vice President - Retail Support
                                 effective August, 1992.

Fred J. Neer             59      Vice President - Human Resources effective
                                 April, 1989.


                                              Position(s) Currently Held
       Name             Age      and Business Experience (for the past 5 years)
       ----             ---      ----------------------------------------------

Mario R. Nathusius       55      Director since June 1, 1998; term expires 2001;
                                 President of Cemaco S.A. Guatemala City,
                                 Guatemala since March, 1978.

Roger E. Peterson        61      Director since June 5, 1995; term expires 2001;
                                 Chief Executive Officer effective January 1,
                                 1995.

Donald L. Schuman        60      Vice President - Information Technology
                                 effective June, 1990.

Jon R. Weiss             63      Director since June 4, 1990; term expires 1999;
                                 President of Jon W. Weiss Hardware Company,
                                 Glenview, Illinois since June, 1956.

   Our By-laws provide that our Board shall have between 9 and 12 directors. A minimum of 9 directors must be dealer directors. A maximum of two directors may be non-dealer directors. Non-dealer directors cannot exceed 25% of the total number of directors in office at any one time. Non-dealer directors may (but do not have to be) shareholders of ours who are in the retail hardware business. Our By-laws provide for three classes of directors who are to be elected for staggered 3-year terms.

   Our By-laws also provide that no one can serve as a dealer director unless that person is an owner, executive officer, general partner or general manager of a retail business organization that is a shareholder of ours. Regional dealer directors are elected from geographic regions of the United States.
The Board under Article IV, Section 1 of our By-laws, determines these regions. If the Board finds that regional dealer directors represent all regions, then dealer directors at large may be elected, so long as the maximum number of directors allowed under our By-laws is not exceeded.

   A geographic breakdown of our current regions for the election of directors at our 1999 annual stockholders meeting to be held on June 7, 1999 appears below:

   Region 1 - Maine, New Hampshire, Vermont, Massachusetts, Connecticut, Rhode
              Island, New York, Pennsylvania, New Jersey;

   Region 2 - Delaware, Maryland, Virginia, West Virginia, Kentucky, Tennessee,
              North Carolina, South Carolina, District of Columbia, Ohio;

   Region 3 - Alabama, Mississippi, Georgia, Florida;

   Region 4 - Indiana, Illinois, Michigan, Wisconsin;

   Region 5 - Colorado, Idaho, Iowa, Kansas, Minnesota, Missouri, Montana,
              Nebraska, North Dakota, South Dakota, Utah, Wyoming;

   Region 6 - Arkansas, Louisiana, Oklahoma, Texas, New Mexico, Arizona;

   Region 7 - Hawaii, California, Nevada, Oregon, Washington, Alaska

   Under the procedure required by our By-laws, the following director has been selected as a nominee for reelection as a dealer director at the 1999 annual stockholders meeting:

Nominee                              Age      Class      Region      Term
-------                              ---      -----      ------      ----
James T. Glenn                        39      Second        2        3 years

Jon Weiss and John Kingrey are not eligible for reelection as directors beginning in 1999. The persons named below have been selected as nominees for election to the Board for the first time at the 1999 annual meeting as a dealer director of the class, from the region and for the term indicated:

Nominee                               Age      Class      Region      Term
-------                               ---      -----      ------      ----
Richard F. Baalmann, Jr.               39      Second        4        3 years
Richard W. Stine                       54      Second        6        3 years

   Non-dealer directors and dealer directors at large are not elected from particular geographic regions.

   Article IV of our By-laws has information about the qualifications for membership on the Board of Directors, the terms of directors, the limitations on the total period of time that a director may hold office, the procedure for Nominating Committees to select candidates and nominees for election to the Board of Directors, and the procedure for filling vacancies on the Board if one occurs during an unexpired term.

   None of the events described under Item 401(f) of Regulation S-K occurred during the past 5 years for any of our directors, nominees for directorships, or for any of our executive or staff officers.


Item 11. Executive Compensation

   Below is information about the cash compensation that we paid to our five highest paid executive officers earning over $100,000 for their services in all capacities to us and our subsidiaries during fiscal years 1998, 1997 and 1996:

                                        SUMMARY COMPENSATION TABLE
                                                                    Long-Term
                                  Annual Compensation             Compensation
                             ---------------------------    --------------------
                                                   (2)
          Name                                    Other                  (4)
          and                                    Annual      (3)      All Other
        Principal                        (1)     Compen-   Long-Term   Compen-
        Position         Year Salary($) Bonus($) sation($) Payouts($) sation ($)
        --------         ---- --------- -------- --------- ---------- ----------
David F. Hodnik          1998 $600,000    -       $16,723   $230,268   $151,997
President and Chief      1997  600,000    -        14,147    195,666    133,167
Executive Officer        1996  500,000    -        20,110    173,223    104,989

William A. Loftus        1998 $315,000  $132,804  $11,563    $86,157    $80,873
Executive Vice President-1997  308,300    53,628   12,853     83,241     71,778
Retail                   1996  290,000    49,880    8,442     81,132     60,644

Paul M. Ingevaldson      1998 $279,000   $85,430   $12,260   $76,590    $64,702
Senior Vice President-   1997  272,300    49,453    11,738    74,259     46,922
International and
  Technology             1996  257,000    40,092    11,188    72,450     49,579

Rita D. Kahle            1998 $270,000  $114,372   $11,563   $65,409    $53,852
Senior Vice President-   1997  250,000    46,237     8,647    57,813     46,733
Wholesale                1996  218,000    36,406     6,826    50,436     33,122

Michael C. Bodzewski     1998 $248,000   $85,450   $11,563   $63,681    $53,658
Vice President-          1997  235,750    45,420     9,988    57,990     34,785
Sales and Marketing      1996  217,250    37,018     7,312    52,107     36,384

(1) The Incentive Compensation Plan covers each of the executive officers (except Mr. Hodnik). The bonus amounts awarded to participants in the Plan are determined in accordance with achievement of individual performance based objectives and achievement of corporate goals. The maximum short-term incentive award for each executive officer is 20% of their respective salary in 1996 and 1997 and 25% to 35% of their respective salary in 1998. The short-term bonus award becomes payable to each participant as early as practicable at or after the end of the fiscal year.

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

(3) Includes the long-term incentive award under the Long-Term Incentive Compensation Deferral Option Plan effective in 1995. The long-term Officer incentive plan is based upon corporate performance over a three year period with emphasis on total shareholder return through maximizing both year-end patronage dividends and upfront dividends (throughout the year) through pricing programs and discounts. This plan maintains the commitment to long-term performance and shareholder return in a cooperative environment. One third of the total long-term incentive award is subject to a one year vesting provision. Total awards paid in 1998 were $230,268, $86,157, $76,590, $63,681 and $65,409 for Messrs. Hodnik, Loftus, Ingevaldson, Bodzewski and Ms. Kahle, respectively.

    Effective January 1, 1995, executive officers may elect to defer a portion (20% to 100%, in 20% increments) of the annual award granted. Participants' compensation deferrals are credited with a specified rate of interest to provide a means to accumulate supplemental retirement benefits. Deferred benefits are payable over a period of 5 to 20 years. Annual elections are required for the upcoming deferral year by December of the preceding year. Of the total 1998 awards, amounts deferred were $122,809, $80,413, $76,590, $42,454 and $65,409 for Messrs. Hodnik, Loftus, Ingevaldson, Bodzewski and Ms. Kahle, respectively.

(4) Includes contributions to the Company's Profit Sharing Plan which has been in existence for the period of January 1, 1953 through December 31, 1996, the Company's Profit Sharing Plus Plan which has been in existence since January 1, 1997, and contributions to the Company's Retirement Benefits Replacement Plan. All active employees are eligible to participate in the Company's profit sharing plan after one year of service. Those active employees covered by a collective bargaining agreement regarding retirement benefits, which were the subject of good faith bargaining, are not eligible if such agreement does not include them in the plan. For the year 1998, the Company contributed a maximum of 10.8% of each participant's eligible compensation to the Profit Sharing Plus Plan (9.8% profit sharing and 1% Company 401-K match). During the year 1998, $17,280 was expensed by the Company pursuant to the Plan for Messrs. Hodnik, Loftus, Ingevaldson, Bodzewski and Ms. Kahle.

    The Company has also established a Retirement Benefits Replacement Plan covering all executive officers of the Company. This is an unfunded Plan under which the participants therein are eligible to receive retirement benefits equal to the amounts by which the benefits they would otherwise have been entitled to receive under the Company's Profit Sharing Plan may be reduced by reason of the limitations on contributions and benefits imposed by any current or future provisions of the U.S. Internal Revenue Code or other federal legislation. During the year 1998, amounts expensed by the Company pursuant to the Plan were $151,977 for Mr. Hodnik, $80,873 for Mr. Loftus, $64,702 for Mr. Ingevaldson, $53,658 for Mr. Bodzewski and $53,852 for Ms. Kahle.

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

    Messrs. Hodnik, Loftus, and Ingevaldson are employed under contracts, each commencing January 1, 1999 for respective terms of two years, terminating December 31, 2000. Mr. Bodzewski and Ms. Kahle are employed under contracts commencing April 1, 1998 and January 1, 1998 for a two year term terminating March 31, 2000 and December 31, 1999, respectively. The contracts provide for annual compensation effective January 1, 1999 of $600,000, $325,000, $287,000, $258,000 and $285,000, respectively or such increased amount, if any, as shall be approved by the Board of Directors.

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

    Examples of yearly benefits provided by the Pension Plan (prior to reduction by the Profit Sharing Plan offset) are as follows:
                                              Years of Service
                                              ----------------
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

    The amounts shown above represent straight life annuity amounts. Maximum benefits from the Pension Plan are attained after 30 years of service and attainment of age 65. The compensation covered by the Pension Plan consists of base compensation (exclusive of bonuses and non-recurring salary or wage payments) and shall not exceed $160,000 of such total remuneration paid to a participant during any plan year. Remuneration and yearly benefits under the Plan are limited, and subject to adjustment, under Sections 415(d) and 401(a)17 of the U.S. Internal Revenue Code. The amount of covered compensation under the Pension Plan, therefore is $160,000 for each Executive Officer named in the Compensation table. The present credited years of service under the Pension Plan for the currently employed executive officers named in the compensation table are as follows: David F. Hodnik-26 years; William A. Loftus-22 years; Paul M. Ingevaldson-19 years; Michael C. Bodzewski-21 years and Rita D. Kahle-12 years.


Compensation Committee Report

    The Compensation Committee is responsible for approving the compensation guidelines for all Corporate Officers, Senior management and administering the Company's Incentive Plans. Our decisions are based on our understanding of Ace's business and it's long-term strategies, as well as our knowledge of the capabilities and performance of the Company and of the executives. We stress long-term measured results, focus on team work, accepting prudent risks and are strongly committed to fulfilling dealer/consumer needs.

    We believe that our dealers are best served by running the Company with a long-term prospective while striving to deliver consistently good year-end results. Therefore, the Company's Executive Compensation Program has been designed to attract, retain, and reward superior talent that will produce positive results and enhance Ace's position in a highly competitive hardware and home improvement marketplace. The Company is led by exceptional managers, many of them long-term Ace people; while others bring experiences from outside Ace.

    We believe the compensation for our executives should be competitive with other high performing companies in order to motivate and retain the talent needed to produce superior results. In that regard, our Committee conducts an overall review of compensation programs and philosophies biannually.

    We review information supplied by an independent consultant and other marketplace data to determine the competitiveness of Ace's total compensation package.

    We do not seek to position compensation with any particular range as compared to the marketplace. Moreover, the Committee believes that special management talents and sensitivities are required to balance the unique relationship between and among the Company, its employees, dealers and suppliers. Therefore, we go beyond a simple evaluation of competitive salary information and Company financial results in making compensation decisions.

    Our Committee annually establishes an executive salary based on our evaluation of the executive's level of responsibility and individual performance considered in light of competitive pay practices. We gage individual performance in developing and executing corporate strategies; leading and developing people; initiating and managing change; balancing the many relationships within the Ace family; and, contributing to programs which impact the Company's performance.

    Under the Annual Incentive Plan each officer is assigned a target incentive at the beginning of the year (the greater the individual's responsibility, the higher the percentage of target incentive to salary). This plan has both an individual and Team performance factor. This is used to reflect the results of the organization unit and for overall Company performance.

    Consistent with our increased focus on long-term objectives, we developed our long-term incentive plan based on total corporate performance. A three year performance cycle is established each year with officers receiving an award which varies if minimum pre-determined performance goals are achieved at the end of the cycle. No payout occurs unless the Company and Ace dealers achieve certain performance objectives. As a pay for performance plan, the long-term incentive plan is intended to motivate and reward executives by directly linking the amount of any award to specific long-term corporate financial goals and total team performance.

    The CEO and President, participates in the base salary and long-term incentive compensation program described in this report consistent with our compensation philosophy. At risk compensation represents a significant portion of the CEO and President's total compensation package. The President's compensation includes a competitive base salary and a long-term incentive award to maintain the commitment to long-term company performance and shareholder return.


Compensation of Directors

    Effective January 1, 1999, and January 1, 1998, each member of the Board of Directors receivesa monthly fee of $2,667 and $2,500, respectively, for their services. Effective January 1, 1998 each member of the Board of Directors receives $1,500 per Board of Directors meeting attended. In addition effective January 1, 1999 and March 1, 1998 each Board of Director Committee Chairperson receives $750 and $500, respectively, per meeting chaired. Effective as of the foregoing dates, Mr. Jung is paid a total annual fee of $110,000 in his capacity as Chairman of the Board.

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


Item 12. Security Ownership of Certain Beneficial Owners and Management

    No shares of our stock are held by any of our officers except for the shares held by Mr. Jung. He is a director, but his position as Chairman of the Board is also an executive officer position under Article VIII Section 1 of our By-laws. We are not aware of anyone who holds more than five percent of our outstanding voting stock, whether in their own names, or on behalf of someone else.

    The table below shows the shares of our Class B and Class C Stock that is held (directly or indirectly), by our directors, officers, and nominees for directorships as of February 23, 1999:


                                         Class B Stock Owned Class C Stock Owned
                                         ------------------- -------------------
                                           Number   Percent     Number   Percent
                                         of Shares  of Class  of Shares of Class
                                         ---------  --------  --------- --------
    Jennifer C. Anderson                        4     .155      3,528     .156
    Richard F. Baalmann, Jr.                    4     .155      2,791     .124
    Eric R. Bibens II                           -       -         691     .031
    Lawrence R. Bowman                          4     .155      2,271     .101
    James T. Glenn                              4     .155      8,935     .396
    Daniel L. Gust                              -       -         441     .020
    D. William Hagan                            -       -       1,508     .067
    Mark Jeronimus                              -       -         820     .036
    Howard J. Jung                              -       -         555     .025
    John E. Kingrey                             4     .155      1,332     .059
    Mario R. Nathusius                          -       -       3,791     .168
    Jon R. Weiss                                4     .155      2,754     .122
    Richard W. Stine                            4     .155      5,607     .249
                                                --    -----     ------    -----
    All above directors and officers as a group 28    1.085     35,024    1.554
                                                ==    =====     ======    =====

    We are not aware of any contracts or securities pledges that may result in a change in control of our Company at a later date.


Item 13. Certain Relationships and Related Transactions

    The term "owner" as used in this section pertains to owners of our shares. It includes both those who are named as owners of shares on our corporate books and records, as well as those who are not named as owners of record, but for whose benefit someone else is holding the shares. No director, executive officer or shareholder whom we know to be the owner of more than five percent of any class of our voting securities or any member of their immediate families had during fiscal year 1998 or is currently expected to have any significant interest, (whether direct or indirect), in any transaction over $60,000 with us, except that those of our directors who are also Ace Hardware dealers purchased merchandise and services from us and participated in our programs for their stores in the ordinary course of business. None of these directors received any special terms in connection with these transactions or any benefits that were not available to the other cooperative members that we supply.

    None of our directors has had any business relationship during fiscal year 1998 that we must disclose under Item 404(b) of Regulation S-K of the Securities and Exchange Commission, except Mr. Peterson. He retired as CEO of our Company effective May 31, 1995 and was first elected as an outside Director on June 5, 1995. He has an agreement with us that continues through May 31, 2000. This agreement provides for non-competition by Mr. Peterson within the industry and for his participation in certain Company functions. This agreement also provides for our payment to Mr. Peterson of $150,000 per year over its 5 year term.

    As used below, the term "directors, director nominees and executive officers" includes
       . people in those categories as identified in Item 10 of this filing;
       . members of their immediate families;
       . any other company or organization where they serve as executive officers, or partners;
       . any other company or organization where they own at least ten percent of any class of equity securities;
       . any trust or estate in which they have a substantial interest as beneficiaries; and
       . any trust or estate where they serve as trustees or positions similar to trustees.

    None of our directors, director nominees and executive officers has been indebted to us or to our subsidiaries during fiscal year 1998 for more than $60,000, except for purchasing merchandise and services for their stores from us in the ordinary course of business and participating in our loan and financing programs on the same terms offered to our other cooperative members.


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


                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ACE HARDWARE CORPORATION


                                            By        HOWARD J. JUNG
                                               --------------------------------
                                                      Howard J. Jung
                                            Chairman of the Board and Director

DATED: March 15, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

        Signature                           Title 	                   Date

     HOWARD J. JUNG                 Chairman of the Board         March 15, 1999
------------------------                and Director
     Howard J. Jung



    DAVID F. HODNIK                   President and Chief         March 15, 1999
------------------------               Executive Officer
    David F. Hodnik


    LORI L. BOSSMANN              Vice President-Controller       March 15, 1999
------------------------           (Principal Financial and
    Lori L. Bossmann                  Accounting Officer)


Jennifer C. Anderson, Eric R.      	     Directors
Bibens II, Lawrence R. Bowman,
James T. Glenn, Daniel L. Gust,
D. William Hagan, Mark
Jeronimus, John E. Kingrey,
Mario R. Nathusius, Roger E.
Peterson, and Jon R. Weiss

*By DAVID F. HODNIK
    ---------------
    David F. Hodnik

*By LORI L. BOSSMANN
    ----------------
    Lori L. Bossmann                                              March 15, 1999

  	*Attorneys-in-fact


                                INDEX TO EXHIBITS

  Exhibits
  Enclosed             Description
  --------             -----------
   21            Subsidiaries of the Registrant
   24            Powers of Attorney

  Exhibits
Incorporated
by Reference           Description
------------          -----------
   2	            No Exhibit

  3-A Copy of Restated Certificate of Incorporation of the Registrant dated September 18, 1974 filed as Exhibit 3-A to the Registrant's Form S-1 Registration Statement (Registration No. 2-55860) on March 30, 1976 and incorporated herein by reference.

  3-B Copy of By-laws of the Registrant as amended through August 19, 1997 included as Appendix A to the Prospectus constituting a part of the Post-Effective Amendment No. 4 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) filed on or about March 15, 1999 and incorporated herein by reference.

  3-C Copy of Certificate of Amendment to the restated Certificate of Incorporation of the Registrant dated May 19, 1976 filed as
                 Exhibit 3-D to Amendment No. 1 to the Registrant's Form S-1 Registration Statement (Registration No. 2-55860) on June 10, 1976 and incorporated herein by reference.

  3-D Copy of Certificate of Amendment to the restated Certificate of Incorporation of the Registrant dated May 21, 1979 filed as
                 Exhibit 3-F to Amendment No. 1 to the Registrant's Form S-1 Registration Statement (Registration No. 2-63880) on May 23, 1979 and incorporated herein by reference.

  3-E Copy of Certificate of Amendment to the restated Certificate of Incorporation of the Registrant dated June 7, 1982 filed as
                 Exhibit 3-G to the Registrant's Form S-1 Registration Statement (Registration No. 2-82460) on March 16, 1983 and incorporated herein by reference.

  3-F Copy of Certificate of Amendment to the restated Certificate of Incorporation of the Registrant dated June 5, 1987 filed as
                 Exhibit 3-F to the Registrant's Form S-1 Registration Statement (Registration No. 33-4299) on March 29, 1988 and incorporated herein by reference.

  3-G Copy of Certificate of Amendment to the restated Certificate of Incorporation of the Registrant dated June 16, 1989 filed as
                 Exhibit 4-G to Post-Effective Amendment No. 1 to the Registrant's S-2 Registration Statement (Registration No. 33-27790) on March 20, 1990 and incorporated herein by reference.

  3-H Copy of Certificate of Amendment to the restated Certificate of Incorporation of the Registrant dated June 3, 1996 filed as
                 Exhibit 4-H to Post-Effective Amendment No. 2 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) filed on or about March 12, 1997 and incorporated herein by reference.

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

  4-F Copy of plan for the distribution of patronage dividends with respect to purchases of merchandise made from the Registrant on and after January 1, 1998 adopted by the Board of Directors of the Registrant filed as Exhibit 4-F to Post-Effective Amendment No. 4 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 15, 1999 and incorporated herein by reference.

   9             No Exhibit

  10-A Copy of Ace Hardware Corporation Retirement Benefits Replacement Plan Restated and Adopted December 7, 1993 filed as
                 Exhibit 10-A to Post-Effective Amendment No. 3 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 18, 1998 and incorporated herein by reference.

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

  10-D Copy of Restated PREP Plan (formerly known as Executive Supplemental Benefit Plans) adopted August 19, 1997 filed as
                 Exhibit 10-D to Post-Effective Amendment No. 3 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 18, 1998 and incorporated herein by reference.

  10-E Copy of the Ace Hardware Corporation Restated Officer Incentive Plan effective January 1, 1999, filed as Exhibit 10-E to Post-Effective Amendment No. 4 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 15, 1999 and incorporated herein by reference.

  10-F Copy of Second Modification of Amended and Restated Note Purchase and Private Shelf Agreement dated as of August 23, 1996, as amended by the First Modification of Amended and Restated Purchase and Private Shelf Agreement dated as of April 2, 1997, with The Prudential Insurance Company of America filed as Exhibit 10-F to Post-Effective Amendment No. 3 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 18, 1998 and incorporated herein by reference.

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

  10-H Copy of Form of Executive Officer Employment Agreement effective January 1, 1996, filed as Exhibit 10-a-17 to Post-Effective Amendment No. 1 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 11, 1996 and incorporated herein by reference.

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

  10-J Copy of current standard form of Ace Hardware Corporation International Franchise Agreement filed as Exhibit 10-J to Post-Effective Amendment No. 4 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 15, 1999 and incorporated herein by reference.

  10-K Copy of current standard form of Ace Hardware Membership Agreement filed as Exhibit 10-P to Pre-Effective Amendment No. 2 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about April 26, 1995 and incorporated herein by reference.

  10-L Copy of 6.89% Senior Series B notes in the aggregate principal sum of $20,000,000 issued July 29, 1992 with a maturity date of January 1, 2000 pursuant to Note Purchase and Private Shelf Agreement with the Prudential Insurance Company of America dated September 27, 1991 filed as Exhibit 10-A-r to Post-Effective Amendment No. 1 to the Registrant's Form S-2 Registration Statement (Registration No. 33-46449) on March 22, 1993 and incorporated herein by reference.

  10-M Copy of 6.47% Senior Series A notes in the aggregate principal sum of $30,000,000 issued September 22, 1993 with a maturity date of June 22, 2008, and $20,000,000 Private Shelf Facility, pursuant to Note Purchase and Private Shelf Agreement with the Prudential Insurance Company of America dated as of September 22, 1993 filed as Exhibit 10-R to Post-Effective Amendment No. 2 to the Registrant's Form S-2 Registration Statement (Registration No. 33-46449) on March 23, 1994 and incorporated herein by reference.

  10-N Copy of Lease dated March 24, 1997 for print shop facility of Registrant in Downers Grove, Illinois filed as Exhibit 10-N to Post-Effective Amendment No. 3 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 18, 1998 and incorporated herein by reference.

  10-O Copy of Lease dated September 30, 1992 for general offices of the Registrant in Oak Brook, Illinois filed as Exhibit 10-a-u to the Post-Effective Amendment No.1 to the Registrant's Form S-2 Registration Statement (Registration No. 33-46449) on March 22, 1993 and incorporated herein by reference.

  10-P Copy of Deed of Lease with Arundel II L.L.C. dated as of January 30, 1998 for the Registrant's redistribution center in Hanover, Maryland filed as Exhibit 10-P to Post-Effective Amendment No. 4 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 15, 1999 and incorporated herein by reference.

  10-Q Copy of Ace Hardware Corporation Deferred Compensation Plan effective January 1, 1994 filed as Exhibit 10-X to Post-Effective Amendment No. 2 to the Registrant's Form S-2 Registration Statement (Registration No. 33-46449) on March 23, 1994 and incorporated herein by reference.

  10-R Copy of Lease dated September 22, 1994 for bulk merchandise redistribution center of Registrant in Carol Stream, Illinois filed as Exhibit 10-Y to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 23, 1995 and incorporated herein by reference.

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

  10-U Copy of Ace Hardware Corporation Directors' Deferral Option Plan Amended and Restated as of January 1, 1997 filed as
                 Exhibit 10-U to Post-Effective Amendment No. 4 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 15, 1999 and incorporated herein by reference.

  10-V Copy of Agreement dated January 6, 1995 between Ace Hardware Corporation and Roger E. Peterson filed as Exhibit 10-a-9 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 23, 1995 and incorporated herein by reference.

  10-W Copy of Lease dated July 28, 1995 between A.H.C. Store Development Corp. and Tri-R Corporation for retail hardware store premises located in Yorkville, Illinois, filed as Exhibit 10-a-11 to Post-Effective Amendment No. 1 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 11, 1996 and incorporated herein by reference.

  10-X Copy of Lease dated October 31, 1995 between Brant Trade & Industrial Park, Inc. and Ace Hardware Canada Limited for warehouse space in Brantford, Ontario, Canada, filed as Exhibit 10-a-12 to Post-Effective Amendment No. 1 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 11, 1996 and incorporated herein by reference.

  10-Y Copy of Lease dated November 27, 1995 between 674573 Ontario Limited and Ace Hardware Canada Limited for general office space in Markham, Ontario, Canada, filed as Exhibit 10-a-13 to Post-Effective Amendment No. 1 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 11, 1996 and incorporated herein by reference.

  10-Z Copy of Executive Healthcare Plan adopted by the Board of Directors of the Registrant on August 25, 1998 filed as Exhibit 10-Z to Post-Effective Amendment No. 4 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 15, 1999 and incorporated herein by reference.

 10-a-1 Copy of First Amendment to the Ace Hardware Corporation Long-Term Incentive Compensation Deferral Option Plan effective December 5, 1995, filed as Exhibit 10-a-15 to Post-Effective Amendment No. 1 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 11, 1996 and incorporated herein by reference.

 10-a-2 Copy of Ace Hardware Corporation Executive Benefit Security Trust Agreement effective July 19, 1995, filed as Exhibit 10-a-18 to Post-Effective Amendment No. 1 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 11, 1996 and incorporated herein by reference.

 10-a-3 Copy of current standard form License Agreement for International Retail Merchants adopted in 1996 filed as Exhibit 10-a-12 to Post-Effective Amendment No. 2 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 12, 1997 and incorporated herein by reference.

 10-a-4 Copy of Lease Agreement dated as of September 1, 1996 for the Registrant's project facility in Wilton, New York filed as
                 Exhibit 10-a-13 to Post-Effective Amendment No. 2 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 12, 1997 and incorporated herein by reference.

 10-a-5 Copy of 6.47% Series A Senior Notes in the aggregate principal amount of $30,000,000 issued August 23, 1996 with a maturity date of June 22, 2008, and $70,000,000 Private Shelf Facility, pursuant to Amended and Restated Note Purchase and Private Shelf Agreement with the Prudential Insurance Company dated August 23, 1996 filed as Exhibit 10-a-14 to Post-Effective Amendment No. 2 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 12, 1997 and incorporated herein by reference.

 10-a-6 Copy of Second Amendment to the Restated Ace Hardware Corporation Retirement Benefits Replacement Plan adopted on December 8, 1998 and effective January 1, 1999, filed as
                 Exhibit 10-a-6 to Post-Effective Amendment No. 4 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 15, 1999 and incorporated herein by reference.

   11            No Exhibit.

   12            No Exhibit.

   13            No Exhibit.

   16            No Exhibit.

   18            No Exhibit.

   22            No Exhibit.

   23            Copy of Consent of KPMG LLP, dated March 12, 1999, filed as
                 Exhibit 23(a) to Post-Effective Amendment No. 4 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 15, 1999 and incorporated herein by reference.

   27 Copy of Financial Data Schedule filed as Exhibit 27 to Post-Effective Amendment No. 4 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 15, 1999 and incorporated herein by reference.

   28            No Exhibit.

   99            No Exhibit.

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants which have not Registered Securities Pursuant to
Section 12 of the Act.

    As of the date of the Report mentioned above, neither our annual report for fiscal year 1998 nor any proxy soliciting materials for our 1998 annual meeting have been sent to our shareholders. Copies of that annual report as well as our proxy soliciting materials will be sent to our shareholders and furnished to the Securities and Exchange Commission at a later date.


Item 14(a). Index to Consolidated Financial Statements and Financial Statement Schedules
                                                                            Page
                                                                            ----
Independent Auditors' Report                                                 F-2

Consolidated Balance Sheets at January 2, 1999 and December 31, 1997         F-3

Consolidated Statements of Earnings and Consolidated Statements of
  Comprehensive Income for each of the years in the three-year period
  ended January 2, 1999                                                      F-5

Consolidated Statements of Member Dealers' Equity for each of the years
  in the three-year period ended January 2, 1999                             F-6

Consolidated Statements of Cash Flows for each of the years in the
  three-year period ended January 2, 1999                                    F-7

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


                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Ace Hardware Corporation:

    We have audited the accompanying consolidated balance sheets of Ace Hardware Corporation and subsidiaries as of January 2, 1999 and December 31, 1997 and the related consolidated statements of earnings, comprehensive income, member dealers' equity and cash flows for each of the years in the three-year period ended January 2, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ace Hardware Corporation and subsidiaries as of January 2, 1999 and December 31, 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended January 2, 1999 in conformity with generally accepted accounting principles.




                                   KPMG LLP
Chicago, Illinois
January 27, 1999




                         ACE HARDWARE CORPORATION
                                ----------
                       CONSOLIDATED BALANCE SHEETS
                  January 2, 1999 and December 31, 1997

                                  ASSETS

                                             January 2,        December 31,
                                                1999               1997
                                             ----------        ------------
                                                    (000's omitted)

Current assets:
  Cash and cash equivalents                 $   53,901          $   14,171

  Receivables:
    Trade                                      345,328             320,166
    Other                                       54,517              45,719
                                            -----------	        -----------
                                               399,845             365,885
    Less allowance for doubtful
    receivables                                 (2,725)             (2,086)
                                            -----------         -----------
      Net receivables                          397,120             363,799

  Inventories (Note 2)                         334,405             338,509

Prepaid expenses and other current assets       15,146              13,615
                                            -----------         -----------
      Total current assets                     800,572             730,094
                                            -----------         -----------
Property and equipment (Note 10):
  Land                                          16,952              17,480
  Buildings and improvements                   180,850             188,967
  Warehouse equipment                           70,315              66,330
  Office equipment                              74,567              71,578
  Manufacturing equipment                       13,817              13,686
  Transportation equipment                      16,076              15,312
  Leasehold improvements                        18,049              16,110
  Construction in progress                      12,395               6,686
                                            -----------         -----------
                                               403,021             396,149

    Less accumulated depreciation and
    amortization                              (163,176)           (153,170)
                                            -----------         -----------
      Net property and equipment               239,845             242,979

Other assets                                     7,309               4,405
                                            -----------         -----------
                                            $1,047,726          $  977,478
                                            ===========         ===========

         See accompanying notes to consolidated financial statements.


                         ACE HARDWARE CORPORATION
                                ----------
                       CONSOLIDATED BALANCE SHEETS
                  January 2, 1999 and December 31, 1997

                 LIABILITIES AND MEMBER DEALERS' EQUITY

                                              January 2,         December 31,
                                                1999                1997
                                            ------------        ------------
                                                    (000's omitted)
Current liabilities:
  Current installments of long-term debt
  (Note 4)                                  $     7,433           $    7,515
  Short-term borrowings (Note 3)                 25,000               42,000
  Accounts payable                              466,008              423,762
  Patronage dividends payable in cash
  (Note 5)                                       34,826               29,943
  Patronage refund certificates payable
  (Note 5)                                       20,655               13,636
  Accrued expenses                               54,724               54,562
                                            ------------         ------------
       Total current liabilities                608,646              571,418

Long-term debt (Note 4)                         115,421               96,815
Patronage refund certificates payable
(Note 5)                                         43,465               49,044
Other long-term liabilities                      18,682               14,722
                                            ------------         ------------
       Total liabilities                        786,214              731,999
                                            ------------         ------------
Member dealers' equity (Notes 5 and 8):
  Class A Stock of $1,000 par value               3,846                3,874
  Class B Stock of $1,000 par value               6,499                6,499
  Class C Stock of $100 par value               226,571              213,609
  Class C Stock of $100 par value,
    issuable to dealers for patronage
    dividends                                    26,170               22,366
  Additional stock subscribed, net                  471                  383
  Retained earnings                               3,292                3,354
  Contributed capital                             3,295                3,295
  Accumulated other comprehensive income           (818)                (335)
                                            ------------         ------------
                                                269,326              253,045

  Less: Treasury stock, at cost                  (7,814)              (7,566)
                                            ------------         ------------
        Total member dealers' equity            261,512              245,479

  Commitments (Notes 6 and 10)
                                            ------------         ------------
                                             $1,047,726           $  977,478
                                            ============         ============

         See accompanying notes to consolidated financial statements.



                          ACE HARDWARE CORPORATION
                                 ----------
                     CONSOLIDATED STATEMENTS OF EARNINGS

                                                   Year Ended
                                   -------------------------------------------
                                    January 2,    December 31,    December 31,
                                       1999           1997            1996
                                    ----------    ------------    ------------
                                                 (000's omitted)

Net sales                           $3,120,380    $2,907,259      $2,742,451
Cost of sales                        2,868,974     2,682,863       2,535,014
                                   ------------   ------------   ------------
    Gross profit                       251,406       224,396         207,437
                                   ------------   ------------   ------------

Operating expenses:
Warehouse and distribution              38,289        39,292          36,658
Selling, general, and
     administrative                     79,650        72,218          67,661
Retail success and development          32,907        25,573          21,644
                                   ------------   ------------   -------------
       Total operating expenses        150,846       137,083         125,963
                                   ------------   ------------   -------------
          Operating income             100,560        87,313          81,474

Interest expense (Note 12)             (17,161)      (14,751)        (11,855)
Other income, net                        6,297         5,735           3,806
Income taxes (Note 7)                   (1,736)       (1,910)         (1,118)
                                    -----------   ------------   -------------
              Net earnings          $   87,960    $   76,387     $    72,307
                                    ==========    ==========     =============
Retained earnings at beginning of
   year                             $    3,354    $    3,120     $     4,650
Net earnings                            87,960        76,387          72,307
Patronage dividends (Notes 5 and 8)    (88,022)      (76,153)        (73,837)
                                    -----------   ------------   -------------
Retained earnings at end of year    $    3,292    $    3,354     $     3,120
                                    ===========   ============   =============


                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                 Year Ended
                                ----------------------------------------------
                                  January 2,     December 31,     December 31,
                                    1999             1997             1996
                                 ----------      ------------     ------------
                                                (000's omitted)

Net earnings                     $   87,960      $   76,387      $   72,307
Foreign currency translation,
  net                                  (483)           (285)            (50)
                                 -----------     -----------     -----------
Comprehensive income             $   87,477      $   76,102      $   72,257
                                 ===========     ===========     ===========

         See accompanying notes to consolidated financial statements.




                                        ACE HARDWARE CORPORATION
                                               ----------
                           CONSOLIDATED STATEMENTS OF MEMBER DEALERS' EQUITY
                           Three Years Ended January 2, 1999  (000's omitted)

                                                   Class C Stock
                                                    Issuable to                                        Accumulated
                                                     Dealers for Additional                               Other
                           Class A Class B Class C   Patronage      Stock     Retained   Contributed Comprehensive Treasury
                            Stock   Stock   Stock    Dividends   Subscribed*  Earnings      Capital       Income     Stock   Total
                            -----   -----   -----    ---------   -----------  --------   ------------    ------      -----   -----
Balance at December 31,
  1995                     $3,905  $6,499  $177,817    $27,506     $  515      $4,650    $3,295             --    $(6,942) $217,245
Net earnings                   --      --        --         --         --      72,307        --             --         --    72,307
Net payments on
  subscriptions                --      --        --         --      1,603          --        --             --         --     1,603
Patronage financing
    deductions                 --      --        --        (43)        --          --        --             --         --       (43)
Stock issued                  268      --    28,854    (27,463)    (1,616)         --        --             --         --        43
Stock repurchased              --      --        --         --         --          --        --             --    (10,429)  (10,429)
Stock retired                (236)     --    (9,929)        --         --          --        --             --     10,165        --
Stock issuable as patronage
            dividends          --      --        --     26,474         --          --        --             --         --    26,474
Patronage dividends payable    --      --        --         --         --     (73,837)       --             --         --   (73,837)
Accumulated other
   comprehensive income        --      --        --         --         --          --        --            (50)        --       (50)
                           ------  ------  --------    -------       ----      ------    ------        --------   -------  ---------
Balance at December 31,
   1996                    $3,937  $6,499  $196,742    $26,474       $502      $3,120    $3,295           $(50)   $(7,206) $233,313
Net earnings                   --      --        --         --         --      76,387        --             --         --    76,387
Net payments on
  subscriptions                --      --        --         --      2,906          --        --             --         --     2,906
Patronage financing
  deductions                   --      --        --       (119)        --          --        --             --         --      (119)
Stock issued                  236      --    29,263    (26,355)    (3,025)         --        --             --         --       119
Stock repurchased              --      --        --         --         --          --        --             --    (13,055)  (13,055)
Stock retired                (299)     --   (12,396)        --         --          --        --             --     12,695        --
Stock issuable as
  patronage dividends          --      --        --     22,366         --          --        --             --         --    22,366
Patronage dividends payable    --      --        --         --         --     (76,153)       --             --         --   (76,153)
Accumulated other
  comprehensive income         --      --        --         --         --          --        --           (285)        --      (285)
                          -------  ------    ------     ------      -----     -------     -----        -------    -------  ---------
Balance at December 31,
  1997                     $3,874  $6,499  $213,609    $22,366       $383      $3,354    $3,295          $(335)   $(7,566) $245,479
Net earnings                   --      --        --         --         --      87,960        --             --         --    87,960
Net payments on
  subscriptions                --      --        --         --      1,463          --        --             --         --     1,463
Patronage financing
  deductions                   --      --        --       (485)        --          --        --             --         --      (485)
Stock issued                  215      --    23,526    (21,881)    (1,375)         --        --             --         --       485
Stock repurchased              --      --        --         --         --          --        --             --     (11,055) (11,055)
Stock retired                (243)     --   (10,564)        --         --          --        --             --      10,807       --
Stock issuable as
  patronage dividends          --      --        --     26,170         --          --        --             --         --    26,170
Patronage dividends
  payable                      --      --        --         --         --     (88,022)       --             --         --   (88,022)
Accumulated other
  comprehensive income         --      --        --         --         --          --        --           (483)        --      (483)
                           ------  ------  --------    -------       ----      ------    ------          ------   -------- --------
Balance at January 2,
  1999                     $3,846  $6,499  $226,571    $26,170       $471      $3,292    $3,295          $(818)   $(7,814) $261,512
                           ======  ======  ========    =======       ====      ======    ======          ======   ======== ========

*Additional stock subscribed is comprised of the following amounts at December
 31, 1996, 1997 and January 2, 1999:

                                       1996        1997        1998
                                       ----        ----        ----
 Class A Stock                         $139        $ 86        $ 60
 Class B Stock                           --          --          --
 Class C Stock                        1,653       1,085         955
                                      -----       -----       -----
                                      1,792       1,171       1,015
 Less unpaid portion                  1,290         788         544
                                      -----       -----       -----
                                      $ 502       $ 383       $ 471
                                      =====       =====       =====

           See accompanying notes to consolidated financial statements.



                          ACE HARDWARE CORPORATION
                                 ----------
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                	Year Ended
                                  --------------------------------------------
                                  January 2,     December 31,      December 31,
                                     1999            1997              1996
                                  ----------     ------------     ------------
                                              	(000's omitted)

Operating Activities:
Net Earnings                         $87,960          $76,387          $72,307
Adjustments to reconcile net
  earnings to net cash provided
  by operating activities:
    Depreciation                      21,536           19,494           17,517
    Loss on sale of property
      and equipment                      425              285              712
    Increase in accounts
      receivable, net                (32,207)         (15,835)         (60,170)
    Decrease (Increase) in
      inventories                      2,713          (12,067)         (72,694)
    Increase in prepaid expenses
      and other current assets        (1,531)          (1,735)          (2,556)
    Increase in accounts payable
      and accrued expenses            42,204           46,000           64,616
    Increase in other long-term
      liabilities                      3,960            5,205            4,066
                                    --------         --------         --------
        Net Cash Provided by
          Operating Activities       125,060          117,734           23,798
                                    --------         --------         --------
Investing Activities:
  Purchase of property and
   equipment                         (26,975)         (49,373)         (40,379)
  Proceeds from sale of property
   and equipment                       8,148              149              120
  Decrease(Increase) in other assets  (2,904)            (494)              12
                                    ---------         ---------       ---------
     Net Cash Used in Investing
        Activities                   (21,731)         (49,718)         (40,247)
                                    ---------         ---------       ---------
Financing Activities:
  Proceeds (payments) of short-term
   borrowings                        (17,000)         (29,000)          58,000
  Proceeds from notes payable         26,117           32,994           20,853
  Payments on long-term debt          (7,593)          (7,228)          (7,462)
  Payment of cash portion of
   patronage dividend                (29,943)         (28,178)         (23,522)
  Payments of patronage refund
   certificates and patronage
   financing deductions              (25,588)         (24,941)         (22,790)
  Proceeds from sale of common stock   1,463            2,906            1,603
  Repurchase of common stock         (11,055)         (13,055)         (10,429)
                                    ---------        ---------        ---------
    Net Cash Provided by (Used in)
      Financing Activities           (63,599)         (66,502)          16,253
                                    ---------        ---------        ---------
Increase (Decrease) in Cash and
  Cash Equivalents                    39,730            1,514             (196)
Cash and Cash Equivalents at
  beginning of year                   14,171           12,657           12,853
                                    ---------        ---------        ---------
Cash and Cash Equivalents at end
  of year                            $53,901          $14,171          $12,657
                                    =========        =========        =========

         See accompanying notes to consolidated financial statements.


                            ACE HARDWARE CORPORATION
                                   ----------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

  (f) Foreign Currency Translation
  Substantially all assets and liabilities of foreign operations are translated at the rate of exchange in effect at the balance sheet date while revenues and expenses are translated at the average monthly ex-change rates prevailing during the year. The Company has utilized foreign exchange forward contracts to hedge non-U.S. equity investments. Foreign currency translation adjustments, net of gains on foreign exchange contracts, are reflected in the accompanying Consolidated Statement of Comprehensive Income for 1998, 1997 and 1996.

                          ACE HARDWARE CORPORATION
                                 ----------
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

  (j) Fiscal Year
  Effective January 1, 1998 the company changed its fiscal year from December 31st to the Saturday nearest December 31st. Accordingly, 1998 ended on January 2, 1999.

  (k) Reclassifications
  Certain financial statement reclassifications have been made to prior year amounts to conform to comparable classifications followed in 1998.

(2) Inventories

  Inventories consist primarily of merchandise inventories. Substantially all of the Company's domestic inventories are valued on the last-in, first-out
(LIFO) method; the excess of replacement cost over the LIFO value of inventory was approximately $62,093,000 and $67,151,000 at January 2, 1999 and December 31, 1997, respectively. Indirect costs, consisting primarily of warehousing costs, are absorbed as inventory costs rather than period costs.

(3) Short-Term Borrowings

  Short-term borrowings were utilized during 1998 and 1997. The maximum amount outstanding at any month-end during the period was $67.0 million in 1998 and $113.0 million in 1997. The weighted average interest rate effective as of January 2, 1999 and December 31, 1997 was 5.03% and 6.60%, respectively. Short-term borrowings outstanding as of January 2, 1999 and December 31, 1997 were $25.0 million and $42.0 million, respectively. At January 2, 1999 the Company has available a revolving credit facility with a group of banks providing for $125 million in committed lines and also has available $65 million in uncommitted lines. The aggregate unused line of credit available at January 2, 1999 and December 31, 1997 was $165 million and $133 million, respectively. At January 2, 1999 the Company had no compensating balance requirements.

                        ACE HARDWARE CORPORATION
                               ----------
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(4) Long-Term Debt
    Long-term debt is comprised of the following:

                                              January 2,        December 31,
                                                 1999               1997
                                              ----------        ------------
                                                     (000's omitted)

Notes Payable:
 $20,000,000 due in quarterly installments of
   $540,500 with interest payable quarterly at
   a fixed rate of 8.74%                         $10,270             $12,432
 $20,000,000 due in quarterly installments of
   $952,400 with interest payable quarterly at
   a fixed rate of 6.89%                           4,762               8,571
 $30,000,000 due in semi-annual installments
   of $2,000,000 commencing June 22, 2001 with
   interest payable quarterly at a fixed rate
   of 6.47%                                       30,000              30,000
 $20,000,000 due in quarterly installments of
   $714,300 commencing September 15, 2004 with
   interest payable quarterly at a fixed rate
   of 7.49%                                       20,000              20,000
 $30,000,000 due in annual installments of
   $6,000,000 commencing March 25, 2005 with
   interest payable quarterly at a fixed rate
   of 7.55%                                       30,000              30,000
 $25,000,000 due in annual installments of
   $5,000,000 commencing February 9, 2006 with
   interest payable quarterly at a fixed rate
   of 6.61%                                       25,000                  --
Liability under capitalized leases (see Note 10)   1,370               2,171
Installment notes with maturities through 2002
   with various interest rates                     1,452               1,156
                                                 --------            --------
                                                 122,854             104,330
Less current installments                          7,433               7,515
                                                ---------            --------
                                                $115,421             $96,815
                                                =========            ========

  Aggregate maturities of long-term debt are $7,433,000, $3,923,000, $6,526,000, $6,350,000 and $5,622,000 in 1999 through 2003, respectively, and
$93,000,000 thereafter.

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

                        ACE HARDWARE CORPORATION
                               ----------
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

  The patronage dividend composition for 1998, 1997 and 1996 follows:

                         Subordinated       Class       Patronage     Total
                Cash        Refund            C         Financing   Patronage
               Portion   Certificates       Stock      Deductions    Dividend
               -------   ------------       -----      ----------   ---------
                                       (000's omitted)

1998           $34,826      $15,720        $26,170       $11,306      $88,022
1997            29,943       13,726         22,366        10,118       76,153
1996            28,178        9,500         26,474         9,685       73,837

  Patronage dividends are allocated on a fiscal year basis with issuance in the following year.

  The patronage refund certificates outstanding or issuable at January 2, 1999 are payable as follows:

                                                                   Interest
                                                      Amount         Rate
                                                      ------       --------
                                                        (000's omitted)

             1999                                    $11,460          6.00%
             2000                                      9,195          7.00
             2001                                      4,930          6.00
             2002                                      9,272          6.25
             2003                                     13,543          6.00
             2004                                     15,720          6.00

  A portion of the patronage refund certificates payable on January 1, 2000 will be prepaid, and accordingly, is classified as current liabilities in the accompanying January 2, 1999 Consolidated Balance Sheet.

(6) Retirement Plans

  The Company has defined benefit pension plans covering substantially all non-union employees. Benefits are based on years of service, highest average compensation (as defined) and the related profit sharing and primary social security benefit. Contributions to the plan are based on the Entry Age Normal, Frozen Initial Liability actuarial funding method and are limited to amounts that are currently deductible for tax reporting purposes. As of January 2, 1999 plan assets were held primarily in equities, mutual funds and group annuity contracts.

  Pension expense for the years included the following components:

                                  January 2,      December 31,     December 31,
                                    1999             1997             1996
                                 ----------      ------------     ------------
                                                 (000's omitted)

Service cost - benefits earned
  during the period              $   293         $   358          $    144
Interest cost on projected
  benefit obligation                 428             351               558
Expected return on plan assets      (710)           (630)             (867)
Net amortization and deferral         87              53               229
                                 --------        --------         ---------
Net periodic pension expense     $    98         $   132          $     64
                                 ========        ========         =========

  In 1996, the plan settled a portion of the liability to retirees and vested terminated participants through lump sum payments and the purchase of single premium annuity contracts. In addition to the net periodic pension expense, the Company recognized a net loss of $475,000 in 1996 related to this settlement.

                          ACE HARDWARE CORPORATION
                                -------------
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

  The following table sets forth the funded status of the plans and amounts recognized in the Company's Consolidated Balance Sheets at January 2, 1999 and 1997 (December 31st measurement date):

                                             January 2,        December 31,
                                               1999               1997
                                             ----------       ------------
                                                   (000's omitted)
Change in benefit obligation:
  Benefit obligation at beginning of year        $5,041             $4,813
  Service cost                                      293                358
  Interest cost                                     428                351
  Actuarial losses                                  325                181
  Benefits paid                                    (746)              (662)
                                             ----------       ------------
Benefit obligation at end of year                 5,341              5,041
                                             ----------       ------------
Change in plan assets:
  Fair value of plan assets at beginning
    of year                                       9,122              7,964
  Actual return on plan assets                    1,001              1,820
  Employer contribution                              71                  -
  Benefits paid                                    (746)              (662)
                                             ----------       ------------
Fair value of plan assets at end of year          9,448              9,122
                                             ----------       ------------

Funded status                                     4,107              4,081
  Unrecognized transition asset                     (91)              (104)
  Unamortized prior service cost                   (631)              (680)
  Unrecognized net actuarial gains               (2,776)            (2,661)
                                             ----------       ------------
Prepaid pension cost included in other
  assets                                         $  609             $  636
                                             ==========       ============

  The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.0% in 1998 and 7.25% in 1997. The related expected long-term rate of return was 8.0% in 1998 and 1997. The rate of increase in future compensation was projected using actuarial salary tables plus 1.0% in 1998 and 1997.

  The Company also participates in several multi-employer plans covering union employees. Amounts charged to expense and contributed to the plans totaled approximately $216,000, $225,000 and $265,000 in 1998, 1997 and 1996,
respectively.

  The Company's profit sharing plan contribution for 1998, 1997 and 1996 was approximately $13,746,000, $12,240,000 and $11,357,000, respectively.

(7) Income Taxes

  As a cooperative, the Company distributes substantially all of its patronage sourced earnings to its members in the form of patronage dividends. The 1998, 1997 and 1996 provisions for federal income taxes were $1,105,000, $1,501,000 and $860,000, respectively, and for state income taxes were $631,000, $409,000 and $258,000, respectively.

  The Company made tax payments of $1,374,000, $2,807,000 and $1,524,000 during 1998, 1997 and 1996, respectively.

                           ACE HARDWARE CORPORATION
                                  ----------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(8) Member Dealers' Equity

  The Company's classes of stock are described below:
                                              Number of Shares at
                                              -------------------
                                           January 2,    December 31,
                                              1999           1997
                                           ----------    ------------
Class A Stock, voting, redeemable at
  par value -
    Authorized                               10,000            10,000
    Issued and outstanding                    3,846             3,874
Class B Stock, nonvoting, redeemable at
  not less than twice par value-
    Authorized                                6,500             6,500
    Issued                                    6,499             6,499
    Outstanding                               2,592             2,716
    Treasury stock                            3,907             3,783
Class C Stock, nonvoting, redeemable at
not less than par value -
    Authorized                            4,000,000         4,000,000
    Issued and outstanding                2,265,718         2,136,085
    Issuable as patronage dividends         261,700           223,660
Additional Stock Subscribed:
    Class A Stock                                60                86
    Class B Stock                                 -                 -
    Class C Stock                             9,550            10,850

  At January 2, 1999 and December 31, 1997 there were no common shares reserved for options, warrants, conversions or other rights; nor were any options granted or exercised during the two years then ended.

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

                           ACE HARDWARE CORPORATION
                                  ----------
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

    Transactions during 1996, 1997 and 1998 affecting treasury shares follow:

                                              	Shares Held in Treasury
                                               -----------------------
                                      	Class A	       Class B	      Class C
                                       -------        -------       -------

Balance at December 31, 1995                --           3,471           --
  Stock issued                              --              --           --
  Stock repurchased                        236             132       99,290
  Stock retired                           (236)             --      (99,290)
                                       --------       --------     --------
Balance at December 31, 1996                --           3,603           --
  Stock issued                              --              --           --
  Stock repurchased                        299             180      123,964
  Stock retired                           (299)             --     (123,964)
                                       --------       --------      --------
Balance at December 31, 1997                --           3,783           --
  Stock issued                              --              --           --
  Stock repurchased                        243             124       105,639
  Stock retired                           (243)             --      (105,639)
                                       --------       --------      --------
Balance at January 2, 1999                  --           3,907            --
                                       ========       ========      ========

(9) Segments

  The Company is principally engaged as a wholesaler of hardware and related products and manufactures paint products. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131, Disclosures about Segments of an Enterprise and Related Information, which the Company has adopted in the current year.

  The Company identifies segments based on management responsibility and the nature of the business activities of each component of the Company. The Company measures segment earnings as operating earnings including an allocation for interest expense and income taxes. Information regarding the identified segments and the related reconciliation to consolidated information are as follows:

                           ACE HARDWARE CORPORATION
                                  ----------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

                                      	January 2, 1999
                                       ---------------
                                       (000's omitted)

                                                   Elimination of
                                  Paint             Intersegment
                    Wholesale Manufacturing  Other   Activities   Consolidated
                    --------- -------------  ----- -------------- ------------
Net sales from
external customers $3,086,913    $20,798    $12,669      --        $3,120,380
Intersegment
   sales               13,701     93,536         --   (107,237)            --
Interest expense       17,161      1,464        244     (1,708)        17,161
Depreciation           19,808      1,392        336         --         21,536
Segment earnings
        (loss)         78,442     10,364       (382)      (464)        87,960
Identifiable
   segment assets     987,832     29,883     39,030     (9,019)     1,047,726
Expenditures for
   long-lived
   assets              22,270        937      3,768         --         26,975

                                      	December 31, 1997
                                       -----------------
                                        (000's omitted)

                                                   Elimination of
                                  Paint             Intersegment
                     Wholesale Manufacturing Other   Activities   Consolidated
                     --------- ------------- ----- -------------- ------------
Net sales from
external customers  $2,882,457    $18,788    $6,014         --      $2,907,259
Intersegment
  sales                  4,377     89,490        --    (93,867)             --
Interest expense        14,751      1,005        88     (1,093)         14,751
Depreciation            17,977      1,371       146         --          19,494
Segment earnings
        (loss)          64,844     11,306       432       (195)         76,387
Identifiable
  segment assets       928,401     28,957    24,206     (4,086)        977,478
Expenditures for
  long-lived
  assets                47,312        806     1,255         --          49,373

                                      	December 31, 1996
                                       -----------------
                                        (000's omitted)

                                                   Elimination of
                                   Paint            Intersegment
                     Wholesale Manufacturing Other   Activities   Consolidated
                     --------- ------------- ----- -------------- ------------
Net sales from
external customers  $2,721,531    $19,080    $1,840          --     $2,742,451
Intersegment
  sales                  1,119     83,992        --     (85,111)            --
Interest expense        11,855      1,003        33      (1,036)        11,855
Depreciation            16,030      1,439        48          --         17,517

Segment earnings
  (loss)                63,925      8,281       176         (75)        72,307
Identifiable
  segment assets       874,215     28,036    16,266      (2,142)       916,375
Expenditures for
  long-lived
  assets                39,056        968       355           --        40,379

Net sales and long-lived assets by geographic region based upon customer location for 1998, 1997 and 1996 were as follows:

                      January 2, 1999   December 31, 1997   December 31, 1996
                      ---------------   -----------------   -----------------
                                         (000's omitted)
Net sales:
  United States            $2,903,906          $2,717,881          $2,610,573
  Foreign countries           216,474             189,378             131,878
                           ----------          ----------          ----------
    Total                  $3,120,380          $2,907,259          $2,742,451
                           ==========          ==========          ==========
Long-lived assets, net:
  United States              $234,539            $236,488            $206,184
  Foreign countries             5,306               6,491               7,350
                           ----------          ----------          ----------
    Total                    $239,845            $242,979            $213,534
                           ==========          ==========          ==========

                           ACE HARDWARE CORPORATION
                                  ----------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(10) Commitments

  Leased property under capital leases is included as "Property and Equipment" in the Consolidated Balance Sheets as follows:

                                         January 2,           December 31,
                                            1999                 1997
                                         ----------          ------------
                                                (000's omitted)

Data processing equipment                  $3,600               $3,633
Less: accumulated depreciation
      and amortization                     (1,905)              (1,506)
                                         ----------          ------------
                                           $1,695               $2,127
                                         ==========          ============

  The Company rents buildings and warehouse, office and certain other equipment under capital and operating leases. At January 2, 1999 annual minimum rental commitments under leases that have initial or remaining noncancelable terms in excess of one year are as follows:

Year Ending,                                       Capital          Operating
------------                                       -------          ---------
                                                       (000's omitted)

1999                                                $  963            $18,905
2000                                                   413             16,110
2001                                                    76             12,520
2002                                                    --              8,613
2003                                                    --              6,636
Thereafter                                              --             22,984
                                                   -------          ---------
    Total minimum lease payments                     1,452            $85,768
                                                                    =========
Less amount representing interest                       82
                                                   -------
Present value of total minimum lease payments      $ 1,370
                                                   =======

  All leases expire prior to 2013. Under certain leases, the Company pays real estate taxes, insurance and maintenance expenses in addition to rental expense. Management expects that in the normal course of business, leases that expire will be renewed or replaced by other leases. Rent expense was approximately $37,023,000, $33,343,000 and $29,747,000 in 1998, 1997 and 1996, respectively.
Rent expense includes $6,004,000, $5,956,000 and $5,503,000 in contingent rentals paid in 1998, 1997 and 1996, respectively, primarily for transportation equipment mileage.

(11) Media Expense

  The Company expenses media costs the first time the advertising takes place. Gross media expense, prior to income offsets from dealers and suppliers, amounting to $70,254,000, $65,013,000 and $64,551,000 was charged to operations in 1998, 1997 and 1996, respectively.

(12) Interest Expense

  Interest paid was $16,553,000, $15,281,000 and $12,481,000 in 1998, 1997 and
1996, respectively, net of capitalized interest of $1,022,000 and $523,000 in 1997 and 1996.