Form 10-Q
period 1999-04-03
ACE HARDWARE CORP
filed 1999-05-18
CIK 2024

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


   For the Period ended April 3, 1999 Commission File Number  2-63880


                          ACE HARDWARE CORPORATION
         (Exact name of registrant as specified in its charter)


             DELAWARE                                       36-0700810
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                     Identification No.)


   2200 Kensington Court, Oak Brook, IL                 60523
  (Address of principal executive offices)            (Zip code)


Registrant's telephone number, including area code    (630) 990-6600


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


                 Class                    Outstanding at April 3, 1999
Class A Voting Stock - $1,000 par value             3,826       shares
Class B Stock        - $1,000 par value             2,544       shares
Class C Stock        - $  100 par value         2,485,626       shares









                       ACE HARDWARE CORPORATION

                                 INDEX


Part I. - Financial Information:                                  Page No.


        Consolidated Balance Sheets -
           April 3, 1999 and January 2, 1999                         1


        Consolidated Statements of Earnings and
           Consolidated Statements of Comprehensive Income -
           Thirteen Weeks Ended April 3, 1999 and April 4, 1998      2


        Consolidated Statements of Cash Flows - Thirteen Weeks
           Ended April 3, 1999 and April 4, 1998                     3


        Notes to Consolidated Financial Statements                 4 & 5


        Management's Discussion and Analysis of Financial
           Condition and Results of Operations                       6


Part II. - Other Information                                         7






                       PART I.  FINANCIAL INFORMATION
                          ACE HARDWARE CORPORATION
                         CONSOLIDATED BALANCE SHEETS


                                            April 3,            January 2,
                                              1999                 1999
                                                  (000's omitted)

                    ASSETS

Current Assets:
Cash                                          $    32,042      $     53,901
Accounts Receivable, Net                          449,020           397,120
Merchandise Inventory                             371,290           334,405
Prepaid Expenses and Other Current Assets          14,224            15,146
                                              ------------     -------------
Total Current Assets                              866,576           800,572

Property and Equipment, Net                       239,351           239,845
Other Assets                                       11,540             7,309
                                              ------------     -------------
Total Assets                                  $ 1,117,467      $  1,047,726
                                              ============     =============

         LIABILITIES AND MEMBER DEALERS' EQUITY

Current Liabilities:
Current Installment of Long-Term Debt         $     6,490      $      7,433
Short-Term Borrowings                              61,000            25,000
Accounts Payable                                  510,032           466,008
Patronage Dividends Payable in Cash                41,836            34,826
Patronage Refund Certificates Payable                 416            20,655
Accrued Expenses                                   57,359            54,724
                                              ------------     -------------
Total Current Liabilities                         677,133           608,646

Notes Payable                                     113,084           115,421
Patronage Refund Certificates Payable              46,511            43,465
Other Long-Term Liabilities                        18,696            18,682
                                              ------------     -------------
Total Liabilities                                 855,424           786,214

Member Dealers' Equity:
Class A Stock of $1,000  Par Value                  3,889             3,846
Class B Stock of $1,000  Par Value                  6,499             6,499
Class C Stock of $100  Par Value                  226,916           226,571
Class C Stock of $100  Par Value, Issuable         31,476            26,170
Additional Stock Subscribed, Net of Unpaid Portion    523               471
Retained Earnings and Contributed Capital           5,158             6,587
Accumulated Other Comprehensive Income               (774)             (818)
                                              ------------     -------------
Total Member Dealers' Equity                      273,687           269,326
Less: Treasury Stock, at Cost                      11,644             7,814
                                              ------------     -------------
Total Member Dealers' Equity                      262,043           261,512

Total Liabilities and Member Dealers' Equity  $ 1,117,467      $  1,047,726
                                              ============     =============

See accompanying notes to consolidated financial statements.





                          ACE HARDWARE CORPORATION
                     CONSOLIDATED STATEMENTS OF EARNINGS


                                Thirteen Weeks Ended   Thirteen Weeks Ended
                                        April 3,             April 4,
                                          1999                 1998
                                             (000's omitted)

Net Sales                              $ 774,225            $ 721,403
Cost of Sales                            711,050              668,177
                                       ----------           ----------
  Gross Profit                            63,175               53,226

Operating Expenses:
  Warehouse and Distribution              10,167               10,471
  Selling, General and Administrative     22,666               20,817
  Retail Success and Development          11,130                6,810
                                       ----------           ----------
  Total Operating Expenses                43,963               38,098

  Operating Income                        19,212               15,128

  Interest Expense                        (3,816)              (3,855)
  Other Income, net                        2,163                1,788
  Income Taxes                              (250)                (683)
                                       ----------           ----------
Net Earnings                           $  17,309            $  12,378
                                       ==========           ==========

Distribution of Net Earnings:

  Patronage Dividend                   $  18,738            $  12,588
  Retained Earnings                       (1,429)                (210)
                                       ----------           ----------
Net Earnings                           $  17,309            $  12,378
                                       ==========           ==========




                           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                 Thirteen Weeks Ended   Thirteen Weeks Ended
                                         April 3,             April 4,
                                           1999                 1998
                                                (000's omitted)

Net Earnings                           $  17,309            $  12,378
Foreign currency translation, net             44                  123
                                       ----------           ----------
Comprehensive Income                   $  17,353            $  12,501
                                       ==========           ==========


See accompanying notes to consolidated financial statements.






                             ACE HARDWARE CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS



                                     Thirteen Weeks Ended   Thirteen Weeks Ended
                                              April 3,               April 4,
                                                1999                   1998
						(000's omitted)
Operating Activities:
  Net Earnings                               $ 17,309               $  12,378

 Adjustments to reconcile net earnings to net
 cash provided by operating activities:
   Depreciation                                 5,580                   5,260
   Increase in accounts receivable, net       (52,180)                (43,505)
   Increase in merchandise inventory          (36,447)                (10,576)
   Decrease (Increase) in prepaid expenses
     and other current assets                     922                    (963)
   Increase in accounts payable and
     accrued expenses                          46,545                  26,164
   Increase in other long-term liabilities         14                     966
                                             ---------              ----------
 Net Cash Used In Operating Activities        (18,257)                (10,276)

Investing Activities:
   Purchases of property and equipment         (5,086)                 (4,708)
   Increase in other assets                    (4,231)                 (2,427)
                                             ---------              ----------
 Net Cash Used In Investing Activities         (9,317)                 (7,135)

Financing Activities:
   Proceeds of short-term borrowings           36,000                  22,904
   Proceeds from notes payable                                         25,481
   Principal payments on long-term debt        (3,280)                 (3,391)
   Payments on refund certificates and
     patronage financing programs             (23,642)                (16,235)
   Proceeds from sale of common stock             466                     869
   Repurchase of common stock                  (3,830)                 (3,673)
                                             ---------              ----------
 Net Cash Provided By Financing Activities      5,714                  25,955
                                             ---------              ----------
 Increase (Decrease) in Cash and
   Cash Equivalents                           (21,860)                  8,544

 Cash and Cash Equivalents at
   Beginning of Period                         53,902                  14,171
                                             ---------              ----------
 Cash and Cash Equivalents at
   End of Period                             $ 32,042               $  22,715
                                             =========              ==========

See accompanying notes to consolidated financial statements.







                         ACE HARDWARE CORPORATION

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1)   General

     The accompanying consolidated financial statements have not been examined by independent public accountants except for the January 2, 1999 balance sheet but in the opinion of the Company reflect all adjustments necessary to present fairly the financial position as of April 3, 1999 and April 4, 1998 and the results of operations and cash flows for the thirteen weeks then ended. These interim figures are not necessarily indicative of the results to be expected for the full year.

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

3)   Reclassifications

     Certain financial statement reclassifications have been made to prior year and prior quarter amounts to conform to comparable classifications followed in 1999.


4)   Fiscal Year

     Effective January 1, 1998, the Board of Directors approved a change to the Company's fiscal year from December 31 to the Saturday nearest December 31. Accordingly, the first quarter of 1999 and 1998 consists of thirteen weeks. However, due to the conversion in 1998 the 1st quarter of 1998 includes 3 additional working days over the 1st quarter of 1999.


5)   Year 2000

     A detailed plan has been established to identify and track progress on the identification of systems, changing of non-compliant systems and testing of those systems for Year 2000 compliance. Project completion is planned for the middle of 1999. In addition, a plan has been developed for all devices (time clocks, power systems, etc.) within the Company. The Company is approximately 83% complete with the project as of April 3, 1999. The remaining 17% will be dedicated to the Enterprise testing in the second quarter of 1999. The Company expects its Year 2000 date conversion project to be completed on a timely basis.

     The Company expects to incur internal staff costs as well as incremental consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare the systems for the Year 2000. A significant portion of these costs will represent the re-deployment of existing information technology resources. Based upon current estimates, such costs could range between $5.0 million and $6.5 million. The Company has expended approximately $4.4 million through April 3, 1999.

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

     The Company has developed a Business Recovery Plan to address specific business risks related to year 2000. This plan includes specific direction, including but not limited to, trigger events to invoking the Plan, length of period that could be sustained under the Plan, implementation procedures, training, data security and integrity and resource requirements in the unlikely event that the plan will be implemented.








                          ACE HARDWARE CORPORATION
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Thirteen Weeks Ended April 3, 1999 compared to Thirteen Weeks Ended
April 4, 1998.

Results of Operations

Net sales increased 7.3% in 1999 primarily due to increased existing retailer volume, targeted efforts on new store development within our retailer base and conversions to the Ace program. Sales of basic hardware and paint merchandise (including warehouse, bulletin and direct shipments) increased 7.0%. The rebound of lumber prices has contributed to the total sales increase; however, a decrease in sales to international customers offset the first quarter domestic sales increase. 1999 includes three fewer working days than 1998.

Gross profit increased $10.0 million and increased as a percent of sales from 7.38% in 1998 to 8.16% in 1999. Increased paint manufacturing profit, higher vendor allowances and increased gross profit from the Company's retail operations resulted in the first quarter increase.

Warehouse and distribution expenses decreased 2.9% vs. 1998 and decreased as a percent of handled sales from 1.45% in 1998 to 1.31% in 1999. Increased traffic and freight consolidations income partially offset higher warehouse and distribution costs required to support increased handled sales.

Selling, general and administrative expenses increased $1.8 million or 8.9% and increased slightly as a percent of sales due to increased information technology costs to support our year 2000 efforts.

Retail success and development expenses increased $4.3 million due to costs associated with additional company-owned stores, costs to support retail initiatives and new business development costs. Decreased advertising income due to the timing of promotions also contributed to the increase.

Income taxes decreased due to decreased income from non-patronage activities.

Liquidity and Capital Resources

The Company expects that existing and internally generated funds, along with new and established lines of credit and long-term financing, will continue to be sufficient to finance the Company's working capital requirements and patronage dividend and capital expenditures programs.






                       PART II. OTHER INFORMATION

                        ACE HARDWARE CORPORATION


Item 6. Exhibits and Reports on Form 8-K.

     (b)  A Form 8-K was filed on April 30, 1999 containing Notice of
          Annual Meeting of Stockholders on June 7, 1999 and Proxy solicited by Board of Directors and related information.











                                   SIGNATURE








Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






     ACE HARDWARE CORPORATION




       LORI L. BOSSMANN                         DATE  May 17, 1999
       Lori L. Bossmann
  Vice President, Controller

(Principal Accounting Officer, and duly
  authorized Officer of the registrant)