Form 10-Q
period 1999-07-03
ACE HARDWARE CORP
filed 1999-08-17
CIK 2024

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


      For the Period ended July 3, 1999 Commission File Number  2-63880


                           ACE HARDWARE CORPORATION
            (Exact name of registrant as specified in its charter)


             DELAWARE                                       36-0700810
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                     Identification No.)


   2200 Kensington Court, Oak Brook, IL                 60523
  (Address of principal executive offices)            (Zip code)


Registrant's telephone number, including area code    (630) 990-6600


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


                 Class                     Outstanding at July 3, 1999
Class A Voting Stock - $1,000 par value             3,840	shares
Class B Stock        - $1,000 par value             2,496	shares
Class C Stock        - $  100 par value         2,462,033	shares









                          ACE HARDWARE CORPORATION

                                    INDEX


Part I. - Financial Information:                                  Page No.


	Item 1. Financial Statements


              Consolidated Balance Sheets -
                      July 3, 1999 and January 2, 1999                1


              Consolidated Statements of Earnings and
                  Consolidated Statements of Comprehensive Income - Twenty-six Weeks and Thirteen Weeks Ended July 3,
                  1999 and July 4, 1998                               2


              Consolidated Statements of Cash Flows - Twenty-six
                  Weeks Ended July 3, 1999 and July 4, 1998           3


              Notes to Consolidated Financial Statements            4 - 7


	Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                 8 - 9


	Item 3. Quantitative and Qualitative Disclosures About
                 Market Risk                                       10 - 11

Part II. - Other Information


        Item 4. Submission of Matters to a Vote of Security Holders   12


        Item 6. Exhibits and Reports on Form 8-K                      12




                    PART I.  ITEM 1. FINANCIAL INFORMATION
                           ACE HARDWARE CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                July 3,          January 2,
                                                 1999              1999
                                                     (000's omitted)

               ASSETS

Current Assets:
Cash                                      $     29,398       $     53,901
Accounts Receivable, Net                       476,044            397,120
Merchandise Inventory                          335,292            334,405
Prepaid Expenses and Other Current Assets       18,287             15,146
                                           ------------       ------------
Total Current Assets                           859,021            800,572

Property and Equipment, Net                    243,670            239,845
Other Assets                                    15,698              7,309
                                           ------------       ------------
Total Assets                              $  1,118,389       $  1,047,726
                                           ============       ============

             LIABILITIES AND MEMBER DEALERS' EQUITY

Current Liabilities:
Current Installment of Long-Term Debt     $      5,443       $      7,433
Short-Term Borrowings                           55,000             25,000
Accounts Payable                               516,134            466,008
Patronage Dividends Payable in Cash             19,286             34,826
Patronage Refund Certificates Payable              399             20,655
Accrued Expenses                                68,777             54,724
                                           ------------       ------------
Total Current Liabilities                      665,039            608,646

Notes Payable                                  112,472            115,421
Patronage Refund Certificates Payable           51,898             43,465
Other Long-Term Liabilities                     20,784             18,682
                                           ------------       ------------
Total Liabilities                              850,193            786,214

Member Dealers' Equity:
Class A Stock of $1,000  Par Value               3,965              3,846
Class B Stock of $1,000  Par Value               6,499              6,499
Class C Stock of $100  Par Value               252,566            226,571
Class C Stock of $100  Par Value, Issuable      14,509             26,170
Additional Stock Subscribed,
         Net of Unpaid Portion                     517                471
Retained Earnings and Contributed Capital        5,293              6,587
Accumulated Other Comprehensive Income            (716)              (818)
                                           ------------       ------------
Total Member Dealers' Equity                   282,633            269,326
Less: Treasury Stock, at Cost                   14,437              7,814
                                           ------------       ------------
Total Member Dealers' Equity                   268,196            261,512
                                           ------------       ------------
Total Liabilities and
      Member Dealers' Equity              $  1,118,389       $  1,047,726
                                           ============       ============

See accompanying notes to consolidated financial statements.




                        ACE HARDWARE CORPORATION
                   CONSOLIDATED STATEMENTS OF EARNINGS


                       Thirteen Weeks Ended       Thirteen Weeks Ended       Twenty-six Weeks Ended       Twenty-six Weeks Ended
                             July 3,                    July 4,                      July 3,                      July 4,
                               1999                       1998                         1999                         1998
                                        (000's omitted)                                        (000's omitted)
Net Sales              $          907,308         $          829,569         $          1,681,533         $          1,550,972
Cost of Sales                     829,256                    758,501                    1,540,306                    1,426,678
                        ------------------         ------------------         --------------------         --------------------
    Gross Profit                   78,052                     71,068                      141,227                      124,294

Operating Expenses:
    Warehouse and Distribution      9,207                      9,039                       19,374                       19,510
    Selling, General
      and Administrative           21,945                     20,995                       44,611                       41,812
    Retail Success
      and Development              12,550                      7,537                       23,680                       14,347
                        ------------------         ------------------         --------------------         --------------------
    Total Operating Expenses       43,702                     37,571                       87,665                       75,669

    Operating Income               34,350                     33,497                       53,562                       48,625

    Interest Expense               (4,570)                    (4,294)                      (8,386)                      (8,149)
    Other Income, net               2,096                      1,332                        4,259                        3,120
    Income Taxes                     (587)                      (665)                        (837)                      (1,348)
                        ------------------         ------------------         --------------------         --------------------
Net Earnings           $           31,289         $           29,870         $             48,598         $             42,248
                        ==================         ==================         ====================         ====================
Distribution of Net Earnings:
   Patronage Dividends $           31,154         $           29,568         $             49,892         $             42,156
   Retained Earnings                  135                        302                       (1,294)                          92
                        ------------------         ------------------         --------------------         --------------------
Net Earnings           $           31,289         $           29,870         $             48,598         $             42,248
                        ==================         ==================         ====================         ====================




                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                       Thirteen Weeks Ended       Thirteen Weeks Ended       Twenty-six Weeks Ended       Twenty-six Weeks Ended
                             July 3,                    July 4,                      July 3,                      July 4,
                               1999                       1998                         1999                         1998
                                        (000's omitted)                                        (000's omitted)
Net Earnings           $           31,289        $               29,870        $           48,598         $             42,248
Foreign currency translation, net      58                          (741)                      102                         (618)
                        ------------------        ----------------------        ------------------         --------------------
Comprehensive Income   $           31,347        $               29,129        $           48,700         $             41,630
                        ==================        ======================        ===================        ====================


See accompanying notes to consolidated financial statements.


                          ACE HARDWARE CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS



                              Twenty-six Weeks Ended      Twenty-six Weeks Ended
                                       July 3,                       July 4,
                                         1999                          1998
                                                (000's omitted)
Operating Activities:
      Net Earnings              $         48,598             $         42,248

   Adjustments to reconcile net
     earnings to net cash
     provided by operating
     activities:
      Depreciation                        11,026                       10,812
      Loss on sale of property
        and equipment                        -                            415
      Increase in accounts
        receivable, net                  (79,454)                     (87,366)
      Decrease in merchandise
        inventory                              4                        6,205
      Increase in prepaid
        expenses and other                (3,141)                      (3,060)
        current assets
      Increase in accounts
        payable and
        accrued expenses                  63,920                       99,023
      Increase in other
        long-term liabilities              2,102                        2,347
                                 ----------------             ----------------
   Net Cash Provided By
     Operating Activities                 43,055                       70,624

Investing Activities:
      Purchases of property and
        equipment                        (14,851)                     (11,460)
      Proceeds from sale of
        property and equipment                 -                        8,143
      Increase in other assets            (8,389)                      (2,466)
                                 ----------------             ----------------
   Net Cash Used In Investing
     Activities                          (23,240)                      (5,783)

Financing Activities:
      Proceeds of short-term
        borrowings                        30,000                        1,990
      Proceeds from notes payable            -                         25,713
      Principal payments on
        long-term debt                    (4,939)                      (5,420)
      Payments on refund
        certificates and patronage
        financing programs               (28,741)                     (18,983)
      Proceeds from sale of
        common stock                         811                          564
      Repurchase of common stock          (6,623)                      (6,441)
      Payments of cash portion
        of patronage dividend            (34,826)                     (29,943)
                                 ----------------             ----------------
   Net Cash Used In Financing
     Activities                          (44,318)                     (32,520)
                                 ----------------             ----------------
   Increase (Decrease) in Cash
     and Cash Equivalents                (24,503)                      32,321

   Cash and Cash Equivalents at
     Beginning of Period                  53,901                       14,171
                                 ----------------             ----------------
   Cash and Cash Equivalents at
     End of Period              $         29,398             $         46,492
                                 ================             ================

See accompanying notes to consolidated financial statements.







                           ACE HARDWARE CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1)	General

        The accompanying consolidated financial statements have not been examined by independent public accountants except for the January 2, 1999 balance sheet but in the opinion of the Company reflect all adjustments necessary to present fairly the financial position as of July 3, 1999 and July 4, 1998 and the results of operations and cash flows for the twenty-six weeks then ended. These interim figures are not necessarily indicative of the results to be expected for the full year.

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

        Effective January 1, 1998, the Board of Directors approved a change to the Company's fiscal year from December 31 to the Saturday nearest December 31.
        Accordingly, the second quarter of 1999 and 1998 consists of thirteen weeks.




5)	Year 2000

        A detailed plan has been established to identify and track progress on the identification of systems, changing of non-compliant systems and testing of those systems for Year 2000 compliance. Project completion is planned for the middle of 1999. In addition, a plan has been developed for all devices (time clocks, power systems, etc.) within the Company. The Company is nearly 100% complete with the project as of July 3, 1999. The Company expects its Year 2000 date conversion project to be completed on a timely basis.

        The Company expects to incur internal staff costs as well as incremental consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare the systems for the Year 2000. A significant portion of these costs will represent the re-deployment of existing information technology resources. Based upon current estimates, such costs could range between $5.0 million and $6.5 million. The Company has expended approximately $5.1 million through July 3, 1999.

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



6)      Segments

        The Company is principally engaged as a wholesaler of hardware and related products and manufactures paint products. The Company identifies segments based on management responsibility and the nature of the business activities of each component of the Company. The company measures segments earnings as operating earnings including an allocation for interest expense and income taxes. Information regarding the identified segments and the related reconciliation to consolidated information is as follows:



                                                Twenty-six Weeks Ended
                                                      July 3, 1999
                                                                               Elimination
                                                        Paint                 Intersegment
                                       Wholesale    Manufacturing    Other     Activities  Consolidated
Net Sales from External Customers      1,659,658           12,393    9,482                    1,681,533
Intersegment Sales                        11,225           56,514                 (67,739)
Segment Earnings (Loss)                   44,324            5,358     (864)          (220)       48,598
Identifiable Segment Assets            1,050,165           36,602   45,243        (13,621)    1,118,389


                                                Twenty-six Weeks Ended
                                                      July 4, 1998
                                                                               Elimination
                                                        Paint                 Intersegment
                                       Wholesale    Manufacturing    Other     Activities  Consolidated
Net Sales from External Customers      1,530,633           15,009    5,330                    1,550,972
Intersegment Sales                         5,013           50,859                 (55,872)
Segment Earnings (Loss)                   37,141            5,445      (18)          (320)       42,248
Identifiable Segment Assets            1,030,379           32,902   27,900         (3,254)    1,087,927
-

                                                Thirteen Weeks Ended
                                                      July 3, 1999
                                                                               Elimination
                                                        Paint                 Intersegment
                                       Wholesale    Manufacturing    Other     Activities  Consolidated
Net Sales from External Customers        894,034            7,878    5,396                      907,308
Intersegment Sales                         6,226           28,918                 (35,144)
Segment Earnings (Loss)                   28,774            2,675      (60)          (100)       31,289


                                                Thirteen Weeks Ended
                                                      July 4, 1998
                                                                               Elimination
                                                        Paint                 Intersegment
                                       Wholesale    Manufacturing    Other     Activities  Consolidated
Net Sales from External Customers        817,982            8,058    3,529                      829,569
Intersegment Sales                         2,636           29,689                 (32,325)
Segment Earnings (Loss)                   25,001            4,829      131            (91)       29,870




7)	BMA

        On June 30,1999 the Company entered into a business combination agreement with Builder Marts of America, Inc. (BMA) to combine the LBM Division of the Company with BMA. Under this agreement, the Company will contribute defined business assets (primarily vendor rebate receivables, fixed assets and inventories) for a non-controlling interest in the combined entity. The investment in the combined entity will be accounted for under the equity method of accounting. The accompanying consolidated financial statements include the financial results of the LBM Division through July 3, 1999 as the closing is scheduled for August 2, 1999.







                         ACE HARDWARE CORPORATION
          PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Thirteen Weeks Ended July 3, 1999 compared to Thirteen Weeks Ended July 4, 1998.

Results of Operations

Net sales increased 9.4% in 1999 primarily due to increased existing retailer volume, targeted efforts on new store development within our retailer base and conversions to the Ace program. Sales of basic hardware and paint merchandise (including warehouse, bulletin and direct shipments) increased 6.8% for the quarter. A decline in International business negatively impacted basic sales for the quarter.

Gross profit increased $7.0 million and increased as a percent of sales from 8.57% in 1998 to 8.60% in 1999. Increased handling charges from warehouse shipments, higher cash discounts, increased margin from retail operations and lower costs absorbed into inventory resulted in the increase.

Warehouse and distribution expenses increased slightly vs. 1998 but decreased as a percent of total sales from 1.09% in 1998 to 1.01% in 1999. Increased warehouse and distribution costs required to support increased handled sales partially offset higher traffic and freight consolidations income.

Selling, general and administrative expenses increased $950,000 or 4.5% but decreased as a percent of sales due to increased information technology costs to support our year 2000 efforts partially offset by increased Spring convention income.

Retail success and development expenses increased $5.0 million due to costs associated with additional company-owned stores, costs to support retail computer initiatives, new business development costs and decreased advertising income.







Twenty-six Weeks Ended July 3, 1999 compared to Twenty-six Weeks Ended July 4, 1998.

Results of Operations

Net sales increased 8.4% in 1999 primarily due to increased existing retailer volume, targeted efforts on new store development within our retailer base and conversions to the Ace program. Sales of basic hardware and paint merchandise (including warehouse, bulletin and direct shipments) increased 6.8%. A decline in International business negatively impacted basic sales. Excluding International, basic sales are up 7.6%. The rebound of lumber prices has also contributed to the total sales increase. 1999 includes three fewer working days than 1998.

Gross profit increased $16.9 million and increased as a percent of sales from 8.01% in 1998 to 8.40% in 1999. Increased handling charges from warehouse shipments, higher cash discounts and increased margin from retail operations resulted in the year-to-date increase.

Warehouse and distribution expenses decreased slightly vs. 1998 and decreased as a percent of total sales from 1.26% in 1998 to 1.15% in 1999. Increased warehouse and distribution costs required to support increased handled sales are partially offset by higher traffic and freight consolidations income.

Selling, general and administrative expenses increased $2.8 million or 6.7% but decreased as a percent of sales due to increased information technology costs to support our year 2000 efforts.

Retail success and development expenses increased $9.3 million due to costs associated with additional company-owned stores, costs to support retail computer initiatives, new business development costs and decreased advertising income.

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







Item 3. Quantitative and Qualitative Disclosures About Market Risk

        The Company is subject to certain market risks, including foreign currency and interest rates. The Company uses a variety of practices to manage these market risks, including, when considered appropriate, derivative financial instruments. The Company uses derivative financial instruments only for risk management and does not use them for trading or speculative purposes. The Company is exposed to potential gains or losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies. The Company's primary exposure is to changes in exchange rates from the U.S. dollar versus the Canadian dollar.

        Interest rate risk is managed through a combination of fixed rate debt and variable rate short-term borrowings with varying maturities. At July 3, 1999, all short-term and long-term debt was issued at fixed rates.

        The table below presents principal amounts and related weighted average interest rates by year of maturity of the Company's investments and debt obligations:


                                 1999-2000  2000-2001  2001-2002  2002-2003  2003-2004  Thereafter    Total
                                                       (dollars in thousands)
Assets:
    Short-term investment-fixed  $   5,381  $          $          $           $          $          $  5,381
    Fixed interest rate              4.82%                                                             4.82%

Liabilities:
    Short-term borrowings-fixed  $  55,000                                                          $ 55,000
    Average fixed interest rate      5.42%                                                             5.42%

    Long-term debt-fixed rate    $   5,443  $   5,152  $   6,164  $   6,156   $  4,000   $  91,000  $117,915
    Average fixed interest rate      7.87%      7.65%      7.27%      7.27%      6.47%       7.09%     7.13%




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

        The Company's various currency exposures often offset each other, providing a natural hedge against currency risk. The Company has utilized foreign exchange forward contracts to hedge non-U.S. equity investments. Gains and losses on these foreign hedges are included in the basis of the underlying hedged investment. As of July 3, 1999, the Company has outstanding foreign currency contracts to sell the equivalent of $30.5 million of Canadian dollars to hedge a portion of a foreign investment. All contracts mature within one year. The fair value of these agreements result in an unrecognized gain of $1.4 million reflected within accumulated other comprehensive income at July 3, 1999. Settlement of foreign sales and purchases are generally denominated in U.S. currency resulting in limited foreign currency transaction exposure.





                       PART II. OTHER INFORMATION

                        ACE HARDWARE CORPORATION


Item 4.	Submission of Matters to a Vote of Security Holders

     The following information is furnished with respect to matters submitted to a vote of the stockholders of the registrant at a meeting thereof held during the quarter covered by this report:

     (a) Date of meeting: June 7, 1999 - said meeting was an annual meeting.

     (b)  1.   The following directors were elected at said
               meeting for a three year term expiring in 2002:

                      Richard F. Baalmann, Jr.
                          Richard W. Stine

          2. The following directors were reelected at said meeting for a three year term expiring in 2002:

                           J. Thomas Glenn

          3. The names of the other directors other than the above elected directors whose terms of office as directors continue after the meeting are:

                         Eric R. Bibbens, II
                          D. William Hagan
                        Jennifer C. Anderson
                           Mark Jeronimus
                           Daniel L. Gust
                         Lawrence R. Bowman
                           Howard J. Jung
                         Mario R. Nathusius
                          Roger E. Peterson

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









    ACE HARDWARE CORPORATION




       LORI L. BOSSMANN                           DATE  August 16, 1999
       Lori L. Bossmann
  Vice President, Controller

(Principal Accounting Officer, and duly
  authorized Officer of the registrant)