Form 10-Q
period 1999-10-02
ACE HARDWARE CORP
filed 1999-11-15
CIK 2024

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


      For the Period ended October 2, 1999 Commission File Number  2-63880


                          ACE HARDWARE CORPORATION
         (Exact name of registrant as specified in its charter)


             DELAWARE                                       36-0700810
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                     Identification No.)


   2200 Kensington Court, Oak Brook, IL                 60523
  (Address of principal executive offices)            (Zip code)


Registrant's telephone number, including area code    (630) 990-6600


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


                 Class                     Outstanding at October 2, 1999
_____________________________________      _______________________________
Class A Voting Stock - $1,000 par value             3,838   shares
Class B Stock        - $1,000 par value             2,460   shares
Class C Stock        - $  100 par value         2,440,436   shares









                          ACE HARDWARE CORPORATION

                                  INDEX


Part I. - Financial Information:                                  Page No.
                                                                  ________

	Item 1. Financial Statements


             Consolidated Balance Sheets -
                     October 2, 1999 and January 2, 1999              1


             Consolidated Statements of Earnings and
                 Consolidated Statements of Comprehensive Income-
                 Thirty-nine Weeks and Thirteen Weeks Ended
                 October 2, 1999 and October 3, 1998                  2


             Consolidated Statements of Cash Flows - Thirty-nine
                 Weeks Ended October 2, 1999 and October 3, 1998      3


             Notes to Consolidated Financial Statements             4 - 7


	Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                 8 - 9


        Item 3. Quantitative and Qualitative Disclosures About
                Market Risk                                        10 - 11


Part II. - Other Information


        Item 6. Exhibits and Reports on Form 8-K                     12






                   PART I.  ITEM 1. FINANCIAL INFORMATION
                         ACE HARDWARE CORPORATION
                       CONSOLIDATED BALANCE SHEETS

                                             October 2,       January 2,
                                                1999             1999
                                          _______________   ______________
                                                   (000's omitted)

 ASSETS

Current Assets:
Cash                                    $      35,565    $      53,901
Accounts Receivable, Net                      369,262          397,120
Merchandise Inventory                         371,695          334,405
Prepaid Expenses and Other Current
    Assets                                     18,015           15,146
                                         _____________    _____________
Total Current Assets                          794,537          800,572

Property and Equipment, Net                   250,127          239,845
Other Assets                                   27,318            7,309
                                         _____________    _____________
Total Assets                            $   1,071,982    $   1,047,726
                                         =============    =============

LIABILITIES AND MEMBER DEALERS' EQUITY

Current Liabilities:
Current Installment of Long-Term Debt   $       4,299    $       7,433
Short-Term Borrowings                          55,000           25,000
Accounts Payable                              444,958          466,008
Patronage Dividends Payable in Cash            29,955           34,826
Patronage Refund Certificates Payable             399           20,655
Accrued Expenses                               74,113           54,724
                                         _____________    _____________
Total Current Liabilities                     608,724          608,646

Notes Payable                                 112,348          115,421
Patronage Refund Certificates Payable          57,957           43,465
Other Long-Term Liabilities                    21,475           18,682
                                         _____________    _____________
Total Liabilities                             800,504          786,214

Member Dealers' Equity:
Class A Stock of $1,000  Par Value              4,013            3,846
Class B Stock of $1,000  Par Value              6,499            6,499
Class C Stock of $100  Par Value              252,768          226,571
Class C Stock of $100  Par Value, Issue        20,186           26,170
Additional Stock Subscribed, Net of
    Unpaid Portion                                425              471
Retained Earnings and Contributed Capital       4,521            6,587
Accumulated Other Comprehensive Income             50             (818)
                                         _____________    _____________
Total Member Dealers' Equity                  288,462          269,326
Less: Treasury Stock, at Cost                  16,984            7,814
                                         _____________    _____________
Total Member Dealers' Equity                  271,478          261,512

Total Liabilities and Member Dealers
    Equity                              $   1,071,982    $   1,047,726
                                         =============    =============

See accompanying notes to consolidated financial statements.





                                            ACE HARDWARE CORPORATION
                                       CONSOLIDATED STATEMENTS OF EARNINGS


                                  Thirteen Weeks Ended  Thirteen Weeks Ended  Thirty-nine Weeks Ended  Thirty-nine Weeks Ended
                                       October 2,            October 3,               October 2,               October 3,
                                          1999                  1998                     1999                     1998
                                    ________________     ________________      __________________       __________________
                                              (000's omitted)                                 (000's omitted)
Net Sales                          $     787,104        $     782,002         $      2,468,637         $      2,332,974
Cost of Sales                            710,452              714,694                2,250,758                2,141,372
                                    _______________      ________________      __________________       __________________
    Gross Profit                          76,652               67,308                  217,879                  191,602

Operating Expenses:
    Warehouse and Distribution             9,755                9,201                   29,129                   28,711
    Selling, General and
      Administrative                      23,135               20,975                   67,746                   62,787
    Retail Success and
      Development                         15,292                9,703                   38,972                   24,050
                                    _______________      _______________       __________________       __________________
    Total Operating Expenses              48,182               39,879                  135,847                  115,548
                                    _______________      _______________       __________________       __________________
    Operating Income                      28,470               27,429                   82,032                   76,054

    Interest Expense                      (4,138)              (4,941)                 (12,525)                 (13,090)
    Other Income, net                      2,377                1,917                    6,637                    5,037
    Income Taxes                            (352)                (514)                  (1,189)                  (1,862)
                                    _______________      _______________       __________________       __________________
Net Earnings                       $      26,357        $      23,891         $         74,955         $         66,139
                                    ===============      ===============       ==================       ==================
Distribution of Net Earnings:
    Patronage Dividend             $      27,129        $      23,638         $         77,021         $         65,794
    Retained Earnings                       (772)                 253                   (2,066)                     345
                                    _______________      _______________       __________________       __________________
Net Earnings                       $      26,357        $      23,891         $         74,955         $         66,139
                                    ===============      ===============       ==================       ==================




                                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                 Thirteen Weeks Ended   Thirteen Weeks Ended   Thirty-nine Weeks Ended   Thirty-nine Weeks Ended
                                      October 2,             October 3,               October 2,                October 3,
                                         1999                   1998                     1999                      1998
                                    ________________      ________________       ___________________       ___________________
                                               (000's omitted)                                  (000's omitted)

Net Earnings                       $       26,357        $      23,891          $        74,955           $        66,139
Foreign currency translation, net             766                  (36)                     868                      (654)
                                    ________________      ________________       ___________________       ___________________
Comprehensive Income               $       27,123        $      23,855          $        75,823           $        65,485
                                    ================      ================       ===================       ===================


See accompanying notes to consolidated financial statements.





                          ACE HARDWARE CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                   Thirty-nine Weeks Ended     Thirty-nine Weeks Ended
                                                          October 2,                 October 3,
                                                             1999                      1998
                                                      __________________         ___________________
                                                                     (000's omitted)
Operating Activities:
      Net Earnings                                   $           74,955         $            66,139

   Adjustments to reconcile net earnings
   to net cash provided by operating activities:
      Depreciation                                               17,396                      16,124
      Loss on sale of property and equipment                         52                         417
      Decrease (Increase) in accounts
         receivable                                              27,734                     (22,054)
      Increase in merchandise inventory                         (36,560)                    (24,879)
      Increase in prepaid expenses and other                     (2,869)                     (4,162)
         current assets
      Increase (Decrease) in accounts payable and
         accrued expenses                                        (1,396)                     36,944
      Increase in other long-term liabilities                     2,793                       2,964
                                                      __________________         ___________________
   Net Cash Provided By Operating Activities                     82,105                      71,493

Investing Activities:
      Purchases of property and equipment, net                  (28,055)                    (17,697)
      Proceeds from sale of property and
         equipment                                                  325                       8,149
      Increase in other assets                                  (20,009)                     (5,754)
                                                      __________________         ___________________
   Net Cash Used In Investing Activities                        (47,739)                    (15,302)

Financing Activities:
      Proceeds (payments) of short-term borrowings               30,000                      (2,995)
      Proceeds from notes payable                                    -                       26,022
      Principal payments on long-term debt                       (6,207)                     (7,402)
      Payments on refund certificates and
         patronage financing programs                           (33,467)                    (21,266)
      Proceeds from sale of common stock                            968                         993
      Repurchase of common stock                                 (9,170)                     (9,311)
      Payments of cash portion of patronage
         dividend                                               (34,826)                    (29,943)
                                                      __________________         ___________________
   Net Cash Used In Financing Activities                        (52,702)                    (43,902)
                                                      __________________         ___________________
   Increase (Decrease) in Cash and Cash Equivalents             (18,336)                     12,289

   Cash and Cash Equivalents at Beginning of Period              53,901                      14,171
                                                      __________________         ___________________
   Cash and Cash Equivalents at End of Period        $           35,565         $            26,460
                                                      ==================         ===================

See accompanying notes to consolidated financial statements.







                         ACE HARDWARE CORPORATION

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1)  General

    The accompanying consolidated financial statements have not been examined by independent public accountants except for the January 2, 1999 balance sheet but in the opinion of the Company reflect all adjustments necessary to present fairly the financial position as of October 2, 1999 and October 3, 1998 and the results of operations and cash flows for the thirty-nine weeks then ended. These interim figures are not necessarily indicative of the results to be expected for the full year.

2)  Patronage Dividends

    The Company operates as a cooperative organization and will pay patronage dividends to consenting member dealers based on the earnings derived from business done with such dealers. It has been the practice of the Company to distribute substantially all patronage sourced earnings in the form of patronage dividends.

    Net earnings and patronage dividends will normally be similar since patronage sourced net earnings is paid to consenting member dealers. International dealers signed under a Retail Merchant Agreement are not eligible for patronage dividends and related earnings or losses are not included in patronage sourced earnings.

3)  Reclassifications

    Certain financial statement reclassifications have been made to prior year and prior quarter amounts to conform to comparable classifications followed in 1999.


4)  Fiscal Year

    Effective January 1, 1998, the Board of Directors approved a change to the Company's fiscal year from December 31 to the Saturday nearest December 31. Accordingly, the third quarter of 1999 and 1998 consists of thirteen weeks.


5)  Year 2000

    A detailed plan has been established to identify and track progress on the identification of systems, changing of non-compliant systems and testing of those systems for Year 2000 compliance. In addition, a plan has been developed for all devices (time clocks, power systems, etc.) within the Company. The Company is nearly 100% complete with the project as of October 2, 1999. The Company expects its Year 2000 date conversion project to be completed on a timely basis.

    The Company expects to incur internal staff costs as well as incremental consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare the systems for the Year 2000. A significant portion of these costs will represent the re-deployment of existing information technology resources. The Company has expended approximately $5.1 million through October 2, 1999. Remaining costs to be incurred are anticipated to be minimal.

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

                                  -5-



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


                                                                Thirty-nine Weeks Ended
                                                                     October 2, 1999
                                 _________________________________________________________________________________
                                                                                     Elimination
                                                             Paint                  Intersegment
                                           Wholesale     Manufacturing    Other      Activities     Consolidated
                                           _________     _____________    ______     __________     ____________
Net Sales from External Customers          2,432,348            18,763    17,526            -          2,468,637
Intersegment Sales                            18,298            85,107         -       (103,405)              -
Segment Earnings (Loss)                       68,195             8,544    (1,474)          (310)          74,955
Identifiable Segment Assets                  991,825            37,985    50,522         (8,350)       1,071,982


                                                                Thirty-nine Weeks Ended
                                                                     October 3, 1998
                                 _________________________________________________________________________________
                                                                                    Elimination
                                                             Paint                 Intersegment
                                           Wholesale     Manufacturing    Other     Activities      Consolidated
                                           _________     _____________    ______    __________      ____________
Net Sales from External Customers          2,306,372            18,396    8,206            -           2,332,974
Intersegment Sales                             8,370            76,889       -         (85,259)               -
Segment Earnings (Loss)                       57,980             8,741     (138)          (444)           66,139
Identifiable Segment Assets                  972,803            33,113   35,402         (2,348)        1,038,969


                                                                  Thirteen Weeks Ended
                                                                     October 2, 1999
                                 _________________________________________________________________________________
                                                                                   Elimination
                                                             Paint                 Intersegment
                                           Wholesale     Manufacturing    Other     Activities      Consolidated
                                           _________     _____________    _____     __________      ____________
Net Sales from External Customers            772,690             6,370    8,044            -             787,104
Intersegment Sales                             7,073            28,593       -         (35,666)               -
Segment Earnings (Loss)                       23,871             3,186     (610)           (90)           26,357


                                                                  Thirteen Weeks Ended
                                                                     October 3, 1998
                                 _________________________________________________________________________________
                                                                                   Elimination
                                                             Paint                 Intersegment
                                           Wholesale     Manufacturing    Other     Activities      Consolidated
                                           _________     _____________    _____     __________      ____________
Net Sales from External Customers            775,739             3,387    2,876            -             782,002
Intersegment Sales                             3,357            26,030       -         (29,387)               -
Segment Earnings (Loss)                       20,839             3,296     (120)          (124)           23,891





					-6-
7)  Business Combination

    On June 30,1999 the Company entered into a business combination agreement with Builder Marts of America, Inc. (BMA) to combine the LBM Division of the Company with BMA. Under this agreement, the Company contributed defined business assets (primarily vendor rebate receivables, fixed assets and inventories) for a non-controlling interest in the combined entity. The investment in the combined entity will be accounted for under the equity method of accounting. The accompanying consolidated financial statements include the financial results of the LBM Division through the closing date of August 2, 1999.






                           ACE HARDWARE CORPORATION
            PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Thirteen Weeks Ended October 2, 1999 compared to Thirteen Weeks
Ended October 3, 1998.

Results of Operations

The total sales increase of .7% was effected by the business combination of Ace LBM with BMA. As a result of this transaction, LBM sales are not reported within the Company's sales results after August 2, 1999. Basic business sales increased 10.2% in 1999 primarily due to increased existing retailer volume, targeted efforts on new store development within our retailer base and conversions to the Ace program. A slight decline in International business negatively impacted basic sales for the quarter.

Gross profit increased $9.3 million and increased as a percent of total sales from 8.6% in 1998 to 9.7% in 1999. The increase as a percent of sales results primarily from the loss of lower margin LBM sales volume since August 1999. Basic business gross profit was positively impacted for the quarter by higher vendor rebates and increased margin from retail and import operations. Higher costs absorbed into inventory partially offset this positive improvement for the quarter.

Warehouse and distribution expenses increased $554,000 over 1998 and increased as a percent of total sales from 1.18% in 1998 to 1.24% in 1999. As a percent to basic business sales, these costs decreased from 1.42% in 1998 to 1.37% in 1999. Increased warehouse and distribution costs required to support increased handled sales are partially offset by higher traffic and freight consolidations income for the quarter.

Selling, general and administrative expenses increased $2.2 million or 10.3% and increased as a percent of total sales. Increased information technology costs and the timing of convention and printing income resulted in the third quarter increase.

Retail success and development expenses increased $5.6 million due to costs associated with additional company-owned stores, costs to support retail computer initiatives and new business development costs.

Interest expense decreased as a result of lower borrowing levels due to the settlement of LBM retailer receivables.






Thirty-nine Weeks Ended October 2, 1999 compared to Thirty-nine
Weeks Ended October 3, 1998.

Results of Operations

The total sales increase of 5.8% was effected by the business combination of Ace LBM with BMA. As a result of this transaction, LBM sales are not reported within the Company's sales results after August 2, 1999. Basic business sales increased 7.8% in 1999 primarily due to increased existing retailer volume, targeted efforts on new store development within our retailer base and conversions to the Ace program. A decline in International business negatively impacted basic sales. Excluding International, basic business domestic sales are up 8.7%. 1999 includes three fewer working days than 1998.

Gross profit increased $26.3 million and increased as a percent of sales from 8.2% in 1998 to 8.8% in 1999. This increase as a percent of sales results partially from the loss of lower margin LBM volume. Higher cash discounts and vendor rebates and increased margin from retail and import operations resulted in the year-to-date gross profit increase.

Warehouse and distribution expenses increased slightly vs. 1998 but decreased as a percent of total sales from 1.23% in 1998 to 1.18% in 1999. Expenses also decreased as a percent to basic business sales from 1.47% in 1998 to 1.39% in 1999. Increased warehouse and distribution costs required to support increased handled sales are partially offset by higher traffic and freight consolidations income.

Selling, general and administrative expenses increased $5.0 million or 7.9% and increased as a percent of sales due to increased information technology costs to support our year 2000 efforts.

Retail success and development expenses increased $14.9 million due to costs associated with additional company-owned stores, costs to support retail computer initiatives, new business development costs and decreased advertising income.

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







-7-
Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk

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

          Interest rate risk is managed through a combination of fixed rate debt and variable rate short-term borrowings with varying maturities. At October 2, 1999, all short-term and long-term debt was issued at fixed rates.

          The table below presents principal amounts and related weighted average interest rates by year of maturity of the Company's investments and debt obligations:



                                      1999-2000  2000-2001  2001-2002  2002-2003  2003-2004  Thereafter    Total
                                      _________  _________  _________  _________  _________  __________    _____
                                                               (dollars in thousands)
Assets:
   Short-term investment-fixed rate   $  17,497  $      -   $      -   $      -   $      -   $       -   $ 17,497
   Fixed interest rate                    5.21%                                                             5.21%

Liabilities:
   Short-term borrowings-fixed rate   $  55,000  $      -   $      -   $      -   $      -   $       -   $ 55,000
   Average fixed interest rate            5.66%                                                             5.66%

   Long-term debt-fixed rate          $   4,299  $   5,028  $   6,164  $   6,156  $   4,000  $   91,000  $116,647
   Average fixed interest rate            7.76%      8.02%      7.27%      7.27%      6.47%       7.09%     7.14%




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






                                     -10-
          The Company's various currency exposures often offset each other, providing a natural hedge against currency risk. The Company has utilized foreign exchange forward contracts to hedge non-U.S. equity investments. Gains and losses on these foreign hedges are included in the basis of the underlying hedged investment. During the thirteen weeks ended October 2, 1999, the Company sold $30.5 million of Canadian dollars to settle all outstanding foreign currency contracts. This resulted in an unrecognized gain of approximately $2.0 million reflected within accumulated other comprehensive income at October 2, 1999. Settlement of foreign sales and purchases are generally denominated in U.S. currency resulting in limited foreign currency transaction exposure. The Company does not have any outstanding foreign exchange forward contracts at October 2, 1999.







                                    -11-
                        PART II. OTHER INFORMATION
                        __________________________
                         ACE HARDWARE CORPORATION
                         ________________________

Item 6. Exhibits and Reports on Form 8-K.

            (b) There were no reports on Form 8-K for the thirteen weeks ended October 2, 1999.







                                  -12-


                                SIGNATURE









Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









    ACE HARDWARE CORPORATION
    ________________________



    ___LORI L. BOSSMANN__________DATE _11/15/99___________
       Lori L. Bossmann
  Vice President, Finance

(Principal Accounting Officer, and duly
  authorized Officer of the registrant)






















-13-