Form 10-K405
period 2000-01-01
ACE HARDWARE CORP
filed 2000-03-17
CIK 2024

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                Form 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

  For the 1999 fiscal year ended January 1, 2000   Commission File No. 2-55860

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

   State the aggregate market value of the voting stock held by nonaffiliates of the Registrant. This Company's shares are only issued to and held by, its dealer-stockholders. All shares held by these stockholders can be repurchased by the Company when the dealer-stockholder's membership agreement terminates. Thus, there is no market for these shares. The repurchase price for each share of Class A Stock, which is the only voting stock issued, is equal to the par value of $1,000 per share. As of February 16, 2000, the aggregate value of the Class A Stock held by non-affiliates (dealer-stockholders) calculated on the basis of this repurchase price was $3,832,000.

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.YesX No

   Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date (applicable only to corporation Registrants). Outstanding shares as of February 16, 2000:
      Class A (voting) Stock,         $1,000 par value            3,832 shares
      Class B (non-voting) Stock,     $1,000 par value            2,408 shares
      Class C (non-voting) Stock,     $1,100 par value        2,395,406 shares

                                 PART I
Item 1. Business

   The terms "Ace," "Company," "cooperative," "we," "us," "our" and similar words refer to Ace Hardware Corporation. The terms "member," "retailer," "dealer," "you," "your" and similar words refer to someone who purchases our stock.

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

   As of the end of our 1999 fiscal year on January 1, 2000, there were 5,082 stores having Membership Agreements with us. The States with the largest concentration of members are California (approximately 10%), Texas and Illinois (approximately 6% each), Florida (approximately 5%), and Michigan and Georgia (approximately 4% each). The States where we shipped the largest percentages of merchandise in fiscal year 1999 are California (approximately 11%), Illinois (approximately 8%), Florida (approximately 6%), Texas (approximately 5%), and Michigan and Georgia (approximately 4% each). Approximately 6.5% of our sales are made to locations outside of the United States and its territories.

   The number of member locations that we had during each of our past three fiscal years is summarized in the following table:

                                                 1999     1998     1997
                                                ------   ------   ------
Member outlets at beginning of period            5,039    5,032    5,067
New member outlets                                 264      231      208
Member outlets terminated                          221      224      243
                                                ------   ------   ------
Member outlets at end of period                  5,082    5,039    5,032
Dealers having one or more member               ======   ======   ======
  outlets at end of period                       3,932    3,963    4,022

   We service our dealers by buying merchandise in quantity lots, mainly from manufacturers. We then warehouse large quantities of this merchandise and sell it in smaller lots to our dealers. Most of the products that we distribute to our members from our warehouses are sold at a price that we establish ("dealer cost"), to which a 10% adder ("handling charge") is generally added. In fiscal year 1999, warehouse sales were 63% of our total sales and bulletin sales were 3% of our total sales with the balance of 34% being direct shipment sales, including lumber and building materials.

   The following is a breakdown of our total warehouse sales among various general classes of merchandise for each of the past three fiscal years:

Class of Merchandise                            1999     1998     1997
                                               ------   ------   ------
Paint, cleaning and related supplies             20%      20%      21%
Plumbing and heating supplies                    15%      15%      15%
Hand and power tools                             14%      14%      14%
Garden, rural equipment and related supplies     13%      13%      13%
Electrical supplies                              13%      13%      12%
General hardware                                 12%      12%      12%
Sundry                                            7%       7%       7%
Housewares and appliances                         6%       6%       6%

   We sponsor two major hardware conventions each year at various locations. We invite dealers and vendors to attend, and dealers generally place orders that are delivered before the next convention. During the convention, there are exhibits of regular merchandise, new merchandise and seasonal merchandise. Lawn and garden supplies, building materials and exterior paints are seasonal merchandise in many parts of the country. Some types of goods such as holiday decorations are also seasonal.

   Warehouse sales involve the sale of merchandise that we inventory at our warehouses. Direct shipment sales involve sales where the merchandise is shipped directly to dealers by vendors. Bulletin sales involve our special bulletin offers where we order specific merchandise after dealers sign up to buy particular quantities of it.

   Dealers place direct shipment orders with our vendors using special purchase orders. The vendors then bill us for these orders, which are shipped directly to dealers. We, in turn, bill the ordering dealers with an adder ("handling charge") that varies according to the following schedule:

   Invoice Amount                        Adder (Handling Charge)
   --------------                        -----------------------
   $    0.00 to $  999.99                2.00% or $1.00 whichever is greater
   $1,000.00 to $1,999.99                1.75%
   $2,000.00 to $2,999.99                1.50%
   $3,000.00 to $3,999.99                1.25%
   $4,000.00 to $4,999.99                1.00%
   $5,000.00 to $5,999.99                 .75%
   $6,000.00 to $6,999.99                 .50%
   $7,000.00 to $7,999.99                 .25%
   $8,000.00 and over                     .00%

   We make bulletin sales based upon notices from dealers that they wish to participate in one of the special bulletins offers. Generally, we notify dealers of our intention to purchase certain products for bulletin shipment. We then purchase these products in the quantities that the dealers order. When the bulletin shipment arrives, we do not place it into warehouse inventory. Rather, we break it up into smaller quantities and deliver it to the dealers who ordered it. We generally apply a 6% adder ("handling charge") to this category of sales.

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

   We have also created special sales programs for lumber and building materials products, for products that we periodically assign to an "extreme competitive price sales" classification, and for products from specified vendors for delivery to our dealers on a direct shipment basis (LTL Plus Program). Under our previous lumber and building materials ("LBM") program, we did not impose any adder or national advertising assessment on direct shipment orders for these products. Our LBM program enabled our dealers to realize important savings from our closely monitored lumber and building materials purchasing procedures. Also, our LBM program offered our dealers the opportunity to order less-than-truckload quantities of many lumber and building materials products at economical prices under the LTL warehouse redistribution procedure which we had with certain major vendors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," for a description of our LBM Division.

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

   During 1996, our wholly owned subsidiary, Ace Hardware Canada, Limited, began operations as a wholesaler of hardware and related merchandise in Canada. It has two distribution facilities located in Calgary, Alberta and Brantford, Ontario. Ace Hardware Canada, Limited generated less than three percent (3%) of our consolidated revenue during fiscal year 1999.

   We operate our Company-owned retail hardware stores through our wholly owned subsidiaries A.H.C. Store Development Corp. and Ace Corporate Stores, Inc. For further information about these stores, please see the heading "Properties."

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

   Our latest strategic initiative, which we call Vision 21, focuses on encouraging dealers to adopt certain merchandising, marketing and operational practices that are supported by some of our most successful dealers to improve the Company's and the dealers' overall competitiveness and efficiency. Vision 21 goals include minimizing disparities between retail and wholesale, developing dealer-friendly procedures that take duplication and costs out of dealers' operations, achieving consistent implementation of programs more rapidly and improving the dealers' financial performance and their ability to pursue new stores and store expansions.

Special Charges and Assessments

   We sponsor a national advertising program. To pay for this program, we assess dealers an amount equal to 1.365% of their purchases (except purchases of LTL Plus and certain computer systems), with minimum and maximum yearly assessments for each store location. Effective January 1, 2000, the minimum assessment is $1,916.46 and the maximum assessment is $6,500.00 for each store location. We grant exemptions from these assessments and make various adjustments to them for stores located outside the continental United States. These exemptions and adjustments are based on our management's evaluation of the number and types of television broadcasts that are received in these areas. The amount of our national advertising assessment can be changed from time to time by our Board of Directors. We can also impose assessments at a flat monthly rate or based on a percentage of sales for regional advertising not to exceed 2% of a dealer's annual purchases. Regional advertising assessments are subject to the same minimum and maximum amounts as the National Advertising assessment.

   Every two weeks, we bill your member store for a special low volume account service charge of $75 if your annual purchases from us are less than $50,000. Effective January 1, 2000, every two weeks, we will bill your store for a special low volume account service charge of $60 if your annual purchases from us are between $50,000 and $140,400. The low volume service charges that we bill to your store in a specific year are automatically refunded if that store's total purchases increase to over $140,400 during the year. Your store is excused from this low volume account service charge during the first 12 months that it is a member. There are some exceptions to our low volume account service charges that are described below:

   1. If you purchase $140,400 of merchandise from us during the year, we give you credit on your next billing statement for any low volume charges which we billed to you earlier in the year. We then stop billing you for low volume account service charges for the rest of the year, even if your current purchases on a billing statement are less than $5,400; and

   2. We do not bill low volume account service charges every two weeks if your store's sales volume with us the year before was at our minimum ($140,400), but we will bill these charges in a lump sum to your last statement of the year if you do not reach our applicable minimum by that time.

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

   Our retail training program called the "Ace Training Network" is required for all member stores in the United States and U.S. Territories. Under the "Ace Training Network," we will bill you a monthly fee which we call a "monthly training assessment." This assessment is $16 per month for each single store or parent store and $11 for each branch store. A single store or parent store is one that has a share of our Class A voting stock (or one that involves a stock subscription for a share of our Class A Stock.) A branch store is one whose membership involves only shares (or a subscription for shares) of our nonvoting Class C Stock. (See Article XXV, Section 2 of our By-laws.) Branch stores can request an exemption from the monthly training assessment.

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

Trademark and Service Mark Registrations

   The names "ACE HARDWARE" and "ACE" are used extensively by members and ourselves in the promotion, advertising and marketing of products and services that we sell. We have had the following Trademark and Service Mark Registrations issued by the U.S. Patent and Trademark Office for our marks:

                                              Registration
        Description of Mark     Type of Mark     Number     Expiration Date
        -------------------     ------------  ------------  ---------------
"ACE HARDWARE" with winged
  emblem design                 Service Mark     840,176    December 5, 2007
"ACE HARDWARE" with winged
  emblem design                 Trademark        898,070    September 8, 2000
"THE PAINTIN' PLACE"            Service Mark   1,138,654    August 12, 2000
"HARDWARE UNIVERSITY"
  with design                   Service Mark   1,180,539    December 1, 2001
"SUPER STRIKER"                 Trademark      1,182,330    December 15, 2001
"PACE" with design              Service Mark   1,208,887    September 14, 2002
"ACE HARDWARE" with winged
  emblem design                 Trademark      1,277,581    May 15, 2004
"ACE HARDWARE" in stylized
  lettering design              Trademark      1,426,137    January 27, 2007
"ACE" in stylized lettering
  design                        Service Mark   1,464,025    November 3, 2007
"ACE HARDWARE" in stylized
  lettering design              Service Mark   1,486,528    April 26, 2008
"ACE HARDWARE AND
  GARDEN CENTER" in stylized
  lettering design              Service Mark   1,487,216    May 3, 2008
"ACE NEW EXPERIENCE" in
  stylized lettering design     Trademark      1,554,322    September 5, 2009
"ACE SEVEN STAR" in stylized
  lettering design              Trademark      1,556,389    September 19, 2009
"ACE BEST BUYS" in circle
  design                        Service Mark   1,560,250    October 10, 2009
"ACENET"                        Service Mark   1,574,019    December 26, 1999(1)
"ACE IS THE PLACE"              Service Mark   1,602,715    June 19, 2000
"LUBE"                          Trademark      1,615,386    October 2, 2000
"ACE PRO"                       Trademark      1,632,078    January 22, 2001

                                              Registration
        Description of Mark     Type of Mark     Number     Expiration Date
        -------------------     ------------  ------------  ---------------
"ASK ACE"                       Service Mark   1,653,263    August 6, 2001
Christmas Elves design          Trademark      1,669,306    December 24, 2001
"ACE 2000"                      Service Mark   1,682,467    April 7, 2002
"ACE" in stylized lettering
  design                        Trademark      1,683,538    April 21, 2002
"HARMONY" in stylized
  lettering design              Trademark      1,700,526    July 14, 2002
"SEVEN STAR SATISFACTION
  GUARANTEED QUALITY
  ACE PAINTS" with design       Service Mark   1,705,321    August 4, 2002
"THE OAKBROOK COLLECTION"
  in stylized lettering
  design                        Trademark      1,707,986    August 18, 2002
"ACE HARDWARE BROWN BAG
  BONANZA" with design          Service Mark   1,761,277    April 13, 2003
"ACE HARDWARE COMMITTED
  TO A QUALITY ENVIRONMENT"
  design                        Service Mark   1,764,803    April 13, 2003
"THE OAKBROOK COLLECTION"
  in stylized lettering
  design                        Trademark      1,783,335    July 20, 2003
"STORE 2000 THE STORE OF
  THE FUTURE"                   Service Mark   1,811,032    December 14, 2003
"ENVIROCHOICE"                  Trademark      1,811,392    December 14, 2003
"CELEBRATIONS"                  Service Mark   1,918,785    September 12, 2005
Repetitive Stylized "A"
  design                        Service Mark   1,926,798    October 10, 2005
"The NEW AGE OF ACE" design     Service Mark   1,937,008    November 21, 2005
"ACE RENTAL PLACE" in
  stylized lettering design     Service Mark   1,943,140    December 19, 2005
"HELPFUL HARDWARE FOLKS"        Service Mark   1,970,828    April 30, 2006
"ACE HOME CENTER"               Service Mark   1,982,130    June 25, 2006
"SEALTECH"                      Trademark      2,007,132    October 8, 2006
"GREAT FINISHES"                Trademark      2,019,696    November 26, 2006
"WOODROYAL"                     Trademark      2,065,927    May 27, 2007
"ROYAL SHIELD"                  Trademark      2,070,848    June 10, 2007
"ROYAL TOUCH"                   Trademark      2,070,849    June 10, 2007
"QUALITY SHIELD"                Trademark      2,102,305    September 30, 2007
"QUALITY TOUCH"                 Trademark      2,102,306    September 30, 2007
"STAINHALT"                     Trademark      2,122,418    December 16, 2007
"ACE CONTRACTOR CENTER"         Service Mark   2,158,681    May 19, 2008
"NHS NATIONAL HARDLINES
  SUPPLY"                       Service Mark   2,171,775    July 7, 2008
"ACE COMMERCIAL & INDUSTRIAL
  SUPPLY"                       Service Mark   2,186,394    September 1, 2008
"THE OAKBROOK COLLECTION"       Trademark      2,187,586    September 8, 2008
"ACE GARDEN PLACE"              Service Mark   2,227,729    March 2, 2009
"ACE ROYAL"                     Trademark      2,237,981    April 13, 2009
"HELPFUL HARDWARE CLUB"         Service Mark   2,239,400    April 13, 2009
"THE FOLKS IN THE RED VEST"     Service Mark   2,261,946    July 20, 2009
"ACE CONTRACTOR PRO"            Trademark      2,273,483    August 31, 2009

(1) Application for renewal of registration filed January 28, 2000.

   As of the date of this filing, we also have the following applications for new registrations pending in the U.S. Patent and Trademark Office:
   Mark                                    Type of goods/services
   ----                                    ----------------------
   "ACE SOLUTIONS PLACE"                   retail store services in the field
                                           of hardware and related goods
   "YOUR NEIGHBORHOOD SOLUTIONS PLACE"     retail store services in the field
                                           of hardware and related goods
   "ACE" with accent design                retail store services in the field
                                           of hardware and related goods
   "ILLUMINATIONS"                         paint color chip display rack kits,
                                           consisting primarily of display
                                           racks, paint color charts, architect
                                           kits and decals for use in
                                           determining color schemes
   "STORE-IT-RIGHT"                        hardware products, namely, hooks,
                                           brackets, knobs, hangers and
                                           extensions for support or hanging

Competition

   Competitive conditions in the wholesale hardware industry are intense and increasing. Independent hardware retailers must remain competitive with discount stores and chain stores, such as WalMart, Home Depot, Menard's, Sears, and Lowe's, and with other mass merchandisers. Retail hardware stores have been slowly shifting their locations to high rent shopping centers. There has also been a trend toward longer store hours. There is intense pressure on hardware retailers to obtain low cost wholesale supply sources. In several markets in the United States, we also compete directly with other dealer-owned wholesalers such as TruServ Corporation, Do it Best Corporation and United Hardware Distributing Co.

Employees

   We have 5,180 full-time employees, of which 1,610 are salaried employees. We also have union contracts covering one (1) truck drivers' bargaining unit and three (3) warehouse bargaining unit(s). We consider our employee relations with both union and non-union employees to be good, and we have had no strikes in the past five years. In general, our employees are covered by either negotiated or nonnegotiated benefit plans that include hospitalization, death benefits and, with few exceptions, retirement benefits.

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

   We made patronage dividend distributions at the following percentages of our sales in the warehouse, bulletin and direct shipment categories and on the total sales of products manufactured by our Paint Division during the past three fiscal years:

                                       1999          1998         1997
                                       ----          ----         ----
Warehouse Sales                    4.98172%      4.78251%     4.32753%
Bulletin Sales                         2.0%          2.0%         2.0%
Direct Shipment Sales                  1.0%          1.0%         1.0%
Paint Sales                         7.8827%       9.1653%     10.3088%

   There are other patronage dividends that are calculated separately for distribution on sales of lumber products, building material and millwork products and less-than-truckload (LTL) sales of lumber and building material products. We distributed patronage dividends equal to .4595%, .4668% and
 .4593% of the total sales of these categories (calculated separately by category) to our members who purchased these products in fiscal years 1999, 1998 and 1997. The 1999 dividend pertains to the activity of the LBM Division through August 2, 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," for a description of our LBM Division.

   Under our LTL Plus Program, we also calculate patronage dividends separately on sales of full or partial truckloads of products purchased by eligible dealers from certain vendors (see discussion of LTL Plus Program under the heading "Business.") The amount of patronage dividends that we currently allocate to LTL Plus sales is .5% of these sales. The LTL Plus Program patronage dividend was .5% of these sales for fiscal year 1999, 1998 and 1997.

Patronage Dividend Determinations and Allocations

   The amounts that we distribute as patronage dividends consist of our gross profits on business that we do with dealers who qualify for patronage dividend distributions, less a proportionate share of our expenses for administration and operations. Our gross profits consist of the difference between our selling price for the merchandise that these dealers buy from us and our purchase price for that merchandise. Our computation of patronage dividends excludes all of our income and expenses from activities that are not directly related to patronage transactions. The excluded items primarily consist of profits on business that we do with dealers or other customers who do not qualify for patronage dividend distributions and any income or loss that we realize from the disposition of property and equipment. If that occurred, then the income we would derive from this type of recapture would be included in computing patronage dividends.

   Our By-laws provide that, by virtue of dealers being "members" of our Company (that is, by owning shares of our Class A voting stock), they consent to include in their gross income for federal income tax purposes all patronage dividends that we distribute to them. These distributions must be included in gross income for the taxable year in which the dealer receives them. Dealers who have not yet fully paid the $1,000 purchase price for their shares of our Class A voting stock are also required to include all patronage dividends we distribute to them in their gross income as explained above. Under our Stock Subscription Agreement, dealers must expressly consent to take these patronage dividend distributions into their gross incomes.

   The amount of the patronage dividends which dealers must include in their gross incomes includes both the cash portion of patronage dividends and any portion of patronage dividends that we apply against any indebtedness the dealer owes to us in accordance with Section 7 of Article XXIV of our By-laws. It also includes any portion of patronage dividends that they receive in shares of our Class C nonvoting stock, other property and patronage refund certificates. The Company also has the authority to issue a portion of the patronage dividend in the form of other property.

   Under our present program, patronage dividends on each of our three basic categories of sales (warehouse sales, bulletin sales and direct shipment sales) are allocated separately, as are patronage dividends under our LTL Plus Program. Dividend percentage calculations are made with reference to the net earnings derived from each of the respective categories. The 1999 patronage dividend rate for the LTL Plus Program is .5% of our LTL Plus sales. The 1999 dividend rates for direct shipment and bulletin sales are 1% and 2%, respectively, while the current 1999 warehouse dividend rate is 4.98%.

   We do not include sales of lumber and building materials products as part of warehouse sales, bulletin sales or direct shipment sales for patronage dividend purposes. Patronage dividends for lumber and building materials are calculated separately for purchases within each of four sales categories involving these types of products. These four categories are: (a) lumber products (other than less-than-truckload sales); (b) building materials products (other than less-than-truckload sales); (c) millwork products and (d) less-than-truckload ("LTL") sales of lumber and building materials products. Patronage dividends are also calculated separately for full and partial truckloads of products purchased under the LTL Plus Program. (See the heading "Business", discussion of LTL Plus Program and the subheading "Forms of Patronage Dividend Distributions", subparagraphs 2(a)-(b) below.) See "Management's Discussion and Analysis of Financial Conditions and Results of Operations," for a description of our LBM Division.

   Patronage dividends are also calculated separately for full and partial truckloads of products purchased under the LTL Plus Program. (See the heading "Business", discussion of LTL Plus Program and the subheading "Forms of Patronage Dividend Distributions", subparagraphs 2(a)-(b) below.)

   We have established a LBM Retailer Incentive Pool Plan for our members who purchase LBM products through Builder Marts of America, Inc. ("BMA") and are participants in the Ace Contractor Center program. Under the plan, we calculate an annual estimate of the amount by which our stock in BMA has increased or deceased in value from our initial investment, net of certain expenses. We allocate this estimate to eligible members annually based on their qualifying purchases of LBM products. A member's pool allocation only becomes vested and can only be redeemed upon the termination of the member's Ace membership which results in the sale or redemption of Ace stock held for that location, Ace's termination of the LBM Retailer Incentive Pool Plan, or Ace's liquidation, whichever occurs first. Negative pool balances are not charged to members.

   Any manufacturing profit realized on intracompany sales of products manufactured by our Paint Division is allocated and distributed as patronage dividends to eligible dealers in proportion to their respective annual dollar purchases of paint and related products from that division. The earnings we realize on wholesale sales of the Paint Division's products to our eligible dealers are currently distributed as patronage dividends to them as part of the patronage dividends which they receive each year in the basic patronage dividend categories of warehouse sales, bulletin sales and direct shipment sales. Under Section 8 of Article XXIV of our By-laws, if the Paint Division's manufacturing operations for any year result in a net loss instead of a profit to the Paint Division, this loss would be netted against the earnings we realized from our other activities during the year, so that the earnings available for distribution as patronage dividends from these other activities would be reduced for the year.

Forms of Patronage Dividend Distributions

   We make patronage dividend distributions to our eligible dealers in cash, shares of our Class C Stock and patronage refund certificates according to a specific plan that has been adopted by our Board of Directors. This plan can be changed from time to time by the Board as they deem fit depending on business conditions and our Company's needs.

   This plan is summarized below for the purchases that our eligible dealers make from us on or after January 1, 1999.

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

  1A. The portion of the total annual distribution allocated to any such dealer for each store owned or controlled by such dealer in excess of the minimum cash distribution shall be distributed to him for the year 1999 payable in the year 2000 as follows:
      (a) To the extent there is an excess amount over a store's minimum cash distribution, each such eligible store shall receive stock options of OurHouse, Inc. (valued at $3.40 each) rounded to the nearest multiple of 50 but not to exceed 150 stock options.
      (b) Next, to the extent there is an excess over a store's minimum cash distribution and allocation under (a) above, each such eligible store shall receive its prorata share of 3,000,000 stock options less the number of stock options allocated under (a) above. Allocation to each eligible store shall be based on each store's total patronage dividend as a percentage of the Company's total patronage dividend rounded to nearest multiple of 50.
      (c) The eligible stores include change of ownership stores, but exclude canceled stores.

   2. We distribute the portion of patronage dividends in excess of the cash or property amounts above in the form of shares of our Class C nonvoting stock (par value $100 per share) until the total par value of all shares of all classes of our capital stock that you hold for the eligible store equals the greater of:
      (a) $20,000; or
      (b) the sum of purchases in the following categories that you made for the eligible store during the most recent calendar year:
          (i) 15% of the volume of Ace manufactured paint and related products purchases, plus
          (ii) 3% of the volume of drop-shipment or direct purchases (excluding Ace manufactured paint and related products), plus
          (iii)15% of the volume of warehouse and bulletin purchases (including STOP and excluding Ace manufactured paint and related products), plus
          (iv) 4% of the volume of LTL Plus purchases.

      Please note, however, that we do not issue fractional shares of Class C Stock. We take any amount that would result in a fractional share of stock and distribute it in cash or patronage refund certificates instead.

   3. The portion of your total patronage dividends for each of your eligible stores which exceeds the sum of:
      (a) the cash amount determined under Paragraph 1 above and
      (b) the amount to be distributed to you in property under Paragraph 1A above and
      (c) the amount of Class C Stock determined under Paragraph 2 above is distributed to you in cash up to certain limits. The total amount that you receive in cash for an eligible store cannot exceed 45% of that store's total patronage dividends for the year. If a store's total cash distribution would exceed this 45% limit, then the distribution over that amount is made instead in the form of a non-negotiable patronage refund certificate. Our Board of Directors determines the maturity dates and interest rates of these patronage refund certificates before they are issued. These certificates include provisions that give us a first lien on the amount of any indebtedness that you owe us. The certificates also contain language subordinating them to all the rights and claims of our secured creditors, general creditors and our bank creditors. Historically, these patronage refund certificates have matured within five years from the date we issued them.

   With some modifications, the plan described above is applied separately in determining patronage dividends on our sales of lumber and building materials. The combined patronage dividends allocated annually to a store from:
        - sales of lumber products (other than LTL sales),
        - sales of building materials (other than LTL sales),
        - sales of millwork product and
        - LTL sales to the store
are used to calculate the minimum cash distribution percentages that we apply under Paragraph 1 above. A store's patronage dividends from any other sales category are not taken into account in determining either the minimum portion or any additional portion of the store's patronage dividends from its purchases of lumber and building materials products that are distributed in cash.

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

   Because of the requirement of the U. S. Internal Revenue Code that we withhold 30% of the annual patronage dividends distributed to eligible dealers whose places of business are located in foreign countries or Puerto Rico, the cash portion of patronage dividends to these dealers is a minimum of 30%. There are exceptions to this 30% cash payment in the case of 1) unincorporated Puerto Rico dealers owned by individuals who are U.S. citizens, and 2) certain dealers incorporated in Guam, American Samoa, the Northern Mariana Islands or the U.S. Virgin Islands. These exceptions apply if less than 25% of the stock of these dealers is owned by foreign persons, and at least 65% of their gross income for the last three years has been sufficiently connected with a trade or business in one of these locations or in the United States.

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

   Our Board of Directors has also authorized finance programs to help qualified dealers buy certain computer systems from us and to finance capital improvements with patronage dividends. The amount financed cannot exceed 80% of the cost of any system. For PAINTMAKER computers, members have applied to borrow between $1,000 to $15,000 per location repayable over a period of three
(3) years. For PACE computers, members have applied to borrow between $5,000 to $50,000 per location repayable over a period of five (5) years. Under these programs, members have directed us to first apply the patronage refund certificate portion of their patronage dividend distributions toward the balance owed on these financed items and next to apply patronage dividends which would otherwise be payable for the same year in the form of our Class C Stock. These signage, computer financing and store retrofit programs may be revised or discontinued by our Board at any time. Members also have the ability to apply for a Capital Stock loan which is designed to provide them with access to their future patronage dividends to assist them in opening new retail stores or to assist in significant store expansions. These loans are repaid by the first seven rebate distributions of the non-cash portion of the annual rebate on the respective store.

Federal Income Tax Treatment of Patronage Dividends

   Both the shares of Class C nonvoting stock and the patronage refund certificates that we use to pay patronage dividends are "qualified written notices of allocation" within the meaning of Sections 1381 through 1388 of the U.S. Internal Revenue Code. The Company may pay a portion of its dividend in the form of other qualified property pursuant to Section 1382 of the U.S. Internal Revenue Code. These Sections of the Internal Revenue Code deal with the income tax treatment of cooperatives and their patrons and have been in effect since 1963. The dollar amount stated on a qualified written notice of allocation and fair market value of other qualified property must be taken into the gross income of the person to whom the notice is issued, even though this dollar amount may not actually be paid to the person in the same year that it is taxed.

   In order for us to receive a deduction from our gross income for federal income tax purposes for the amount of any patronage dividends that we pay to a patron (that is, to one of our eligible and qualifying dealers) in the form of qualified written notices of allocation or other qualified property, we have to pay (or apply against any indebtedness that the patron owes us in accordance with Section 7 of Article XXIV of our By-laws) not less than 20% of each patron's total patronage dividend distribution in cash and the patron also has to consent to having the written notices of allocation at their stated dollar amounts, and other qualified property at the fair market value, included in his gross income for the taxable year in which he receives them. The Internal Revenue Code also requires that any patronage dividend distributions that we deduct on our federal income tax return for business we do with patrons must be paid to those patrons within 8 months after the end of that taxable year.

   If you become one of our "members" by owning 1 share of Class A voting stock, you are deemed under the U.S. Internal Revenue Code to have consented to take the written notices of allocation and other qualified property that we distribute to you into your gross income. Your consent is deemed because of
1) your act of obtaining or retaining membership in our Company, and 2) because our By-laws provide that your membership constitutes this consent, and we give you written notification of that By-law provision. Under another provision of the Internal Revenue Code, dealers who have subscribed for shares of our stock are also deemed to have consented to take the dollar amounts of their written notices of allocation and other qualified property into their gross incomes. This occurs because of the consent provisions included in the Subscription Agreement for our stock.

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

   Patronage dividends that we distribute to patrons who are located in foreign countries or certain U. S. possessions (including those who are incorporated in Puerto Rico or who reside in Puerto Rico but have not become citizens of the United States) have been held to be "fixed or determinable annual or periodic income." Patrons who receive this type of income are currently required to pay a tax of 30% of the amount received under Sections 871(a)(1)(A) and 881(a)(1) of the Internal Revenue Code. When dealers are subject to this 30% tax, we must withhold it from their patronage dividends and pay it over to the U.S. Internal Revenue Service. The above does not apply to a corporation organized in Guam, American Samoa, the Northern Mariana Islands or the U. S. Virgin Islands if less than 25% of its stock is owned by foreign persons and at least 65% of its gross income for the last three years has been effectively connected with the conduct of a trade or business in that location or in the United States.

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

Membership Agreement

   If you apply to become an Ace member, you must sign a Subscription Agreement to purchase our stock. You must also sign our customary Membership Agreement. You must submit a payment of $1,500 with your signed Membership Agreement. We use the $1,500 fee toward our estimated costs of processing your membership application. If you submit a membership application and we accept it, we sign both your Membership Agreement and Stock Subscription Agreement and send them back to you for your records. Your membership may generally be terminated upon various notice periods and for various reasons (including voluntary termination by either of us). The details of these reasons and notice periods are in the Membership Agreement. These reasons for termination and notice periods apply except where special laws or regulations in certain locations limit our right to terminate memberships, or require longer notice periods.

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

   In 1996, we also began operations through our subsidiary Ace Hardware Canada, Limited ("Ace Canada"). Ace Canada's customers are non-shareholders who do not receive patronage dividends from us. Only customers signed under the Ace Canada Franchise Agreement are licensed to use our trademarks and service marks.

   In 1998, we also established a domestic franchise program whose franchisees will not be shareholders of our cooperative, and will not therefore receive patronage dividends. These franchisees will pay us a franchise fee and ongoing royalties on their retail sales. In turn, they receive exclusive rights to a designated area, a license to use our trademarks and service marks, and various initial and ongoing training and support.

   In October, 1998, we entered into a joint venture with one of our dealers. The joint venture operates 11 leased stores in Massachusetts, New Hampshire and Rhode Island. In January, 1999, we entered into another joint venture with another Ace dealer. This joint venture operates 2 leased stores in southwest Florida. In January, 2000, we entered into a third joint venture with another Ace dealer. This joint venture plans to open 3 stores in Oregon over the next 2 years. In the future, we will explore other joint venture opportunities with our dealers; however, we consider each situation unique and we evaluate each opportunity on its own merits.

   As of the end of fiscal years 1999, 1998 and 1997 sales to international non-shareholder dealers accounted for approximately 6.5% of our total sales for fiscal year 1999, 1998 and 1997. As of the end of fiscal years 1999, 1998 and 1997, sales to domestic non-shareholder locations accounted for less than 1.5% of our total sales in 1999 and less than 1% in 1998 and 1997. (See Appendix A, Article XXV, Sections 3 and 4 of our By-laws regarding International Retail Merchants and non-member accounts.)

Year 2000

   The Company established a detailed plan to identify and track progress on the identification of systems, changing of non-compliant systems and testing of those systems for Year 2000 compliance. In addition, a plan was also implemented for all devices (time clocks, power systems, etc.) within the Company. The Company successfully completed its Year 2000 rollover without any mission-critical information technology or non-information technology system disruptions. The Company is not aware of any Year 2000 related problems with third-party vendors of mission-cricital information technology systems. However, it will continue to maintain contingency plans with respect to its third-party vendor relationships. Although the Year 2000 event has occurred, there can be no assurance that there will be no problems related to the Year 2000 for a period of time after January 1, 2000.

   The Company incurred internal staff costs as well as incremental consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare the systems for the Year 2000. A significant portion of these costs represented the re-deployment of existing information technology resources. The Company has expended approximately $5.1 million through January 1, 2000 for Year 2000 compliance. To date, the Company's systems have experienced no material disruption related to Year 2000 compliance issues.

Item 2. Properties

   Our general offices are located at 2200 Kensington Court, Oak Brook, Illinois 60523. Information about our main properties appears below:

                                 Square Feet         Owned          Lease
                                 of Facility          or          Expiration
        Location               (Land in Acres)      Leased           Date
        --------               ---------------      ------        ----------
General Offices:
  Oak Brook, Illinois                  206,030      Leased   September 30, 2009
  Oak Brook, Illinois                   70,508       Owned
  Downers Grove, Illinois               23,962      Leased   June 30, 2004
  Markham, Ontario, Canada(1)           15,372      Leased   February 28, 2006

Distribution Warehouses:
  Lincoln, Nebraska                    346,000      Leased   December 31, 2006
  Arlington, Texas                     313,000      Leased   July 31, 2002
  Perrysburg, Ohio                     396,000      Leased   November 1, 2004
  Tampa, Florida                       391,760       Owned
  Harmans, Maryland                    277,000       Owned
  Yakima, Washington                   502,400       Owned
  Maumelle, Arkansas                   585,500       Owned
  LaCrosse, Wisconsin                  363,000       Owned
  Huntersville, North Carolina         354,000       Owned
  Rocklin, California                  470,000       Owned
  Gainesville, Georgia                 478,000       Owned
  Prescott Valley, Arizona             633,000       Owned
  Princeton, Illinois                1,080,000       Owned
  Chicago, Illinois (2)                 18,168      Leased   May 31, 2001
  Hanover, Maryland (2)                 57,500      Leased   June 26, 2003
  Colorado Springs, Colorado           493,000       Owned
  Wilton, New York                     795,000      Leased   September 1, 2007
  Loxley, Alabama (3)              103.6 acres      Leased   May 27, 2009
  Brantford, Ontario, Canada (4)       434,000      Leased   March 31, 2006
  Calgary, Alberta, Canada (4)         240,000      Leased   December 31, 2001

Print Shop Facility:
  Downers Grove, Illinois               41,000      Leased   April 30, 2002

Paint Manufacturing Facilities:
  Matteson, Illinois                   356,000       Owned
  Chicago Heights, Illinois            194,000       Owned

Other Property:
  Aurora, Illinois                    72 acres       Owned
  LaCrosse, Wisconsin (5)              3 acres       Owned

(1) This property is leased by our subsidiary Ace Hardware Canada, Limited for its corporate office.
(2) This property is leased for use as a freight consolidation center.
(3) This property was purchased by the Company in May, 1999 then sold and leased back from the Industrial Development Board of the Town of Loxley. A distribution warehouse of approximately 800,000 square feet is under construction and expected to be in operation during the third quarter of 2000.
(4) Our subsidiary, Ace Hardware Canada, Limited leases this property for a distribution warehouse. The Brantford property includes 80,000 square feet leased for a two-year period from January 1, 1998-December 31, 2000.
(5) This land is adjacent to our LaCrosse, Wisconsin warehouse.

   In addition to the above, we or our subsidiaries, A.H.C. Store Development Corp. and Ace Corporate Stores, Inc. lease other property for retail hardware stores ranging from approximately 13,000 to 20,000 square feet in size. The numbers and locations of these leased retail stores as of the date of this filing are summarized in the table below:

                                                    Number of
         State                                 Retail Store Leases
         -----                                 -------------------
         Colorado                                        1
         Georgia                                         6
         Illinois                                        6
         New Jersey                                      1
         Washington                                      8
         Wisconsin                                       1

   We also lease a fleet of trucks and equipment for the main purpose of delivering merchandise from our warehouses to our dealers.

Item 3. Legal Proceedings

   There are no significant pending legal proceedings that either alone or together involve claims for damages for more than 10% of our current assets and our subsidiaries on a consolidated basis.

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

   The table below shows the number of stockholders of record that we had as of February 16, 2000:

        Title of Class                           Number of Record Holders
        --------------                           ------------------------
        Class A Stock, $1,000 par value                    3,832
        Class B Stock, $1,000 par value                    2,408
        Class C Stock, $100 par value                      4,862

   Our Company's Articles of Incorporation and By-laws prohibit us from declaring dividends (other than patronage dividends). (Please see the discussion of patronage dividends under Item 1. Business.)

Item 6. Selected Financial Data

                                                                 SELECTED FINANCIAL DATA

Income Statement Data:
                                January 1,     January 2,      December 31,    December 31,    December 31,
                                   2000           1999             1997            1996            1995
                                ----------     ----------      ------------    ------------    ------------
                                                           (000's omitted)
Net sales                       $3,181,802     $3,120,380        $2,907,259      $2,742,451      $2,436,012
Cost of sales                    2,892,287      2,863,156         2,677,537       2,528,767       2,247,354
                                ----------     ----------        ----------      ----------      ----------
Gross profit                       289,515        257,224           229,722         213,684         188,658
Total expenses                     196,953        169,264           153,335         141,377         124,916
                                ----------     ----------        ----------      ----------      ----------
Net earnings                    $   92,562     $   87,960        $   76,387      $   72,307      $   63,742
                                ==========     ==========        ==========      ==========      ==========
Patronage dividends
  (Notes A, B, 5 and 8)         $   95,260     $   88,022        $   76,153      $   73,837      $   64,716
                                ==========     ==========        ==========      ==========      ==========
Balance Sheet Data:
                                January 1,     January 2,      December 31,    December 31,    December 31,
                                   2000           1999             1997            1996            1995
                                ----------     ----------      ------------    ------------    ------------
                                                                (000's omitted)

Total assets                    $1,081,484     $1,047,580        $ 977,478       $ 916,375       $ 759,133
Working capital                    180,763        191,926          158,676         146,862         139,805
Long-term debt                     111,895        115,421           96,815          71,837          57,795
Patronage refund certificates
  payable, long-term                55,257         43,465           49,044          49,639          54,741
Member dealers' equity             279,963        261,512          245,479         233,313         217,245


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

(B) The form in which patronage dividends are to be distributed can only be determined at the end of each year when the amount distributable to each of the member dealers is known. Patronage dividends were payable as follows:

                                          January 1,      January 2,      December 31,    December 31,    December 31,
                                             2000            1999             1997            1996            1995
                                          ----------      ----------      ------------    ------------    ------------
                                                                         (000's omitted)
In cash                                   $   38,173      $   34,826      $     29,943    $     28,178    $     23,522
In patronage refund certificates
  payable                                     12,249          15,720            13,726           9,500           5,032
In Class C Stock                              21,648          26,170            22,366          26,474          27,506
In other property                             10,190              --                --              --              --
In patronage financing deductions             13,000          11,306            10,118           9,685           8,656
                                          ----------      ----------      ------------    ------------    ------------
Total patronage dividends                 $   95,260      $   88,022      $     76,153      $   73,837    $     64,716
                                          ==========      ==========      ============    ============    ============

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

   The Company has an established, unsecured revolving credit facility with a group of banks. The Company has unsecured lines of credit of $210.0 million of which $160.1 million was available at January 1, 2000. Any borrowings under these lines of credit would bear interest at the prime rate or less. Long-term financing is arranged as determined necessary to meet the Company's capital or other requirements, with principal amount, timing and form dependent on prevailing debt markets and general economic conditions.

   Capital expenditures for new and improved facilities were $43.5, $21.0 and $42.9 million in 1999, 1998 and 1997, respectively. During 1999, the Company financed the $43.5 million of capital expenditures out of current and accumulated internally generated funds and short-term borrowings. Capital expenditures for 2000 are anticipated to be approximately $60.3 million primarily for a new distribution facility, improvements to existing facilities and technology investments.

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

Operations 1999 Compared to 1998

   On June 30, 1999 the Company entered into a business combination agreement with Builder Marts of America, Inc. (BMA) to combine the LBM Division of the Company with BMA. Under this agreement, the Company contributed defined business assets (primarily vendor rebate receivables, fixed assets and inventories) for a non-controlling interest in the combined entity. The investment in the combined entity is accounted for under the equity method of accounting. The accompanying consolidated financial statements include the financial results of the LBM Division through the closing date of August 2, 1999.

   The total sales increase of 2.0% was effected by the business combination of Ace LBM with BMA. As a result of this transaction, LBM sales are not reported within the Company's sales results after August 2, 1999. Sales of basic hardware and paint merchandise (including warehouse, bulletin and direct shipments) increased 7.8% in 1999 primarily due to increased existing retailer volume, targeted efforts on new store development within our retailer base and conversions to the Ace program. Excluding international, domestic basic business sales are up 8.6%. Sales were negatively impacted by a decline in international sales. Net dealer outlets increased in 1999 due to targeted sales efforts on new store development and conversions to the Ace program and continued emphasis on retail success.

   Gross profit increased $32.3 million or 12.6% and increased as a percent of sales to 9.10% vs. 8.24% in 1998. This increase as a percent of sales results partially from the loss of lower margin LBM volume. Higher cash discounts and vendor rebates and increased margin from import products and retail operations resulted in the gross profit increase.

   Warehouse and distribution expenses increased $1.3 million and increased as a percent of sales from 1.25% to 1.26%. Increased warehouse and distribution costs required to support higher handled sales are partially offset by increased logistics income. Higher logistics income combined with improvements in productivity drove expenses as a percent of basic business sales down to 1.43% in 1999 from 1.49% in 1998.

   Selling, general and administrative expenses increased by $5.0 million or 5.9% and increased as a percent to sales due to increased information technology costs to support our Year 2000 efforts.

   Retail success and development expenses increased $24.2 million or 73.7% due to increased new business development costs, costs associated with additional company-owned stores and costs to support retail initiatives. Increases in this category are directly related to retail support of the Ace retailer as the Company continues to make retail investments in our dealer base.

Operations 1998 Compared to 1997

   Net sales increased 7.3% due to increases in existing retailer volume, targeted efforts on new store development and conversions and increased sales from company-owned retail locations. Sales of basic hardware and paint merchandise (including warehouse, bulletin and direct shipments) increased 8.1% while lumber and building materials sales increased 4.2%. Lumber sales were negatively impacted by price deflation. Excluding Canada, international sales increased 22.2% primarily due to new international store development. Net dealer outlets increased in 1998 due to targeted sales efforts on new store development and conversions to the Ace program and continued emphasis on retail success.

   Gross profit increased $27.5 million or 12.0% and increased as a percent of sales to 8.24% vs. 7.90% in 1997. Domestic gross profit increased as a percent of sales due to increased handling charges from sales mix shifts, increased vendor rebates and lower warehouse costs absorbed into inventory. Gross profit from additional company-owned stores also contributed to the increase.

   Warehouse and distribution expenses decreased $384,000 and decreased as a percent of sales from 1.35% to 1.25%. The decrease was due to increased traffic and cross dock revenues and non-recurring start-up facility costs.

   Selling, general and administrative expenses increased $7.6 million or 9.7% and increased slightly as a percent to sales due to increased information technology costs to support our Year 2000 efforts and lower costs absorbed into inventory.

   Retail success and development expenses increased $7.3 million or 28.7% due to increased new business development costs and costs associated with additional company-owned stores. Increases in this category are directly related to retail support of the Ace retailer as the Company continues to make retail investments in our dealer base.

   Interest expense increased $2.5 million or 17.1% due to increased dealer dating programs and long-term debt issued during 1998 to fund the replacement of a facility.

Impact of New Accounting Standards

   In June, 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting for derivative instruments and hedging activities. In June, 1999 the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133 - An Amendment of FASB Statement 133." This statement delays the effective date for this standard until fiscal years beginning after June 15, 2000. The Company is required to comply with SFAS No. 133 and SFAS No. 137 in fiscal year 2001. The Company has not evaluated the impact of SFAS No. 133 or SFAS No. 137 on the consolidated financial statements.

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

   Interest rate risk is managed through a combination of fixed rate debt and variable rate short-term borrowings with varying maturities. At
January 1, 2000, all short-term and long-term debt was issued at fixed rates.

   The table below presents principal amounts and related weighted average interest rates by year of maturity for the Company's investments and debt obligations:

                                      2000     2001      2002      2003      2004      Thereafter       Total
                                     ------   ------    ------    ------    ------     ----------      -------

                                                      (000's omitted)
Assets:
 Short-term investment-
   fixed rate                       $18,699   $   --    $   --    $   --    $   --     $       --      $ 18,699
 Fixed interest rate                  5.35%                                                               5.35%
Liabilities:
 Short-term borrowings-
   fixed rate                       $49,869       --        --        --        --             --      $ 49,869
 Average fixed interest rate          6.84%                                                               6.84%
 Long-term debt-fixed rate          $ 4,067   $6,678    $6,467    $5,750    $5,429     $   87,571      $111,895
 Average fixed interest rate          8.17%    7.27%     7.27%     7.12%     6.74%          7.10%         7.13%

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

   The Company's various currency exposures often offset each other, providing a natural hedge against currency risk. The Company has utilized foreign exchange forward contracts to hedge non-U.S. equity investments. Gains and losses on these foreign currency hedges are included in the basis of the underlying hedged investment. During 1999, the Company settled all outstanding foreign currency contracts that resulted in a gain of approximately $2.0 million reflected within accumulated other comprehensive income at January 1, 2000. The Company does not have any outstanding foreign exchange forward contracts at January 1, 2000. Settlement of foreign sales and purchases are generally denominated in U.S. currency resulting in limited foreign currency transaction exposure.

Item 8. Financial Statements and Supplementary Data

   Financial statements covered by the report of the Company's independent certified public accountants are listed on Page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

   None.

                                PART III
Item 10. Directors and Executive Officers of the Company

   Our directors and executive officers are:
                                           Position(s) Currently Held
         Name            Age     and Business Experience (for the past 5 years)
         ----            ---     ----------------------------------------------
Jennifer C. Anderson      49      Director since June 6, 1994; term expires
                                  2000; President of Davis Lumber and Ace
                                  Hardware, Inc., Davis, California since
                                  November, 1985.
Richard F. Baalmann, Jr.  40      Director since June 7, 1999; term expires
                                  2002; President of Homart, Inc., Centralia,
                                  Illinois since May, 1988.
Eric R. Bibens II         43      Director since June 2, 1997; term expires
                                  2000; President of Bibens Home Center, Inc.,
                                  Springfield, Vermont since 1983.
Michael C. Bodzewski      50      Vice President, Marketing, Advertising and
                                  Retail Operations East effective October,
                                  1999; Vice President - Sales and Marketing
                                  effective October, 1998; Vice President -
                                  Merchandising effective June, 1990.
Lori L. Bossmann          39      Vice President - Finance effective October
                                  1999; Vice President-Controller effective
                                  September, 1997; Controller effective
                                  January, 1994.
Lawrence R. Bowman        53      Director since February 4, 1991; term expires
                                  2001; President of Owenhouse Hardware
                                  Co., Inc., Bozeman, Montana since February,
                                  1996 and Vice President of that company
                                  from March, 1988 until February, 1996.
James T. Glenn            40      Director since June 3, 1996; term expires
                                  2002; President of Ace Hardware of
                                  Chattanooga, Chattanooga, Tennessee since
                                  January, 1990.
Ray A. Griffith           46      Vice President, Merchandising effective
                                  October, 1998; Vice President - Retail
                                  Development and Marketing effective
                                  September, 1997; Director - Retail
                                  Operations, Western Division effective
                                  September, 1994; from July, 1993-April,
                                  1994, President and Chief Executive Officer
                                  of Servistar/Coast to Coast Corporation.
Daniel L. Gust            50      Director since June 1, 1998; term expires
                                  2001; President of Garden Acres Ace
                                  Hardware, Longmont, Colorado since
                                  January, 1991.
D. William Hagan          42      Director since June 2, 1997; term expires
                                  2000; President of Hagan Ace Hardware,
                                  Orange Park, Florida since February, 1980.
David F. Hodnik           52      President and Chief Executive Officer
                                  effective January 1, 1996; President and
                                  Chief Operating Officer effective January 1,
                                  1995; Executive Vice President and Chief
                                  Operating Officer effective January, 1994.

                                           Position(s) Currently Held
         Name            Age     and Business Experience (for the past 5 years)
         ----            ---     ----------------------------------------------
Paul M. Ingevaldson       54      Senior Vice President - International and
                                  Technology effective September, 1997; Vice
                                  President - Corporate Strategy and
                                  International Business effective September,
                                  1992.
Mark Jeronimus            51      Director since June 3, 1991; term expires
                                  2000; President of Duluth Hardware, Inc.,
                                  Duluth, Minnesota since February, 1984.
Howard J. Jung            52      Chairman of the Board and Director since
                                  June, 1998; term expires 2001; Vice President
                                  of Ace Hardware Stores, Inc., Raleigh, North
                                  Carolina since June, 1997.
Rita D. Kahle             43      Senior Vice President - Wholesale effective
                                  September, 1997; Vice President - Finance
                                  effective January, 1994.
David W. League           60      Vice President-General Counsel and Secretary
                                  effective June, 1990.
David F. Myer             54      Vice President-Retail Support effective
                                  September, 1997; Vice President - Retail
                                  Support and New Business effective October,
                                  1994; Vice President - Retail Support
                                  effective August, 1992.
Mario R. Nathusius        56      Director since June 1, 1998; term expires
                                  2001; President of Cemaco S.A. Guatemala
                                  City, Guatemala since March, 1978.
Fred J. Neer              60      Vice President - Human Resources effective
                                  April, 1989.
Ken L. Nichols            51      Vice President, Retail Operations West
                                  effective October, 1999; Vice President, New
                                  Business effective October, 1998; Director,
                                  Retail Operations, Eastern Division effective
                                  October, 1994.
Roger E. Peterson         62      Director since June 5, 1995; term expires
                                  2001; Chief Executive Officer effective
                                  January 1, 1995 through May 31, 1995.
Richard W. Stine          54      Director since June 7, 1999; term expires
                                  2002; Vice President of Stine, Inc., Sulphur,
                                  Louisiana since September, 1976.

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

   A geographic breakdown of our current regions for the election of directors at our 2000 annual stockholders meeting to be held on June 5, 2000 appears below:

   Region 1- Maine, New Hampshire, Vermont, Massachusetts, Connecticut, Rhode
             Island, New York, Pennsylvania, New Jersey;

   Region 2- Delaware, Maryland, Virginia, West Virginia, Kentucky, Tennessee,
             North Carolina, South Carolina, District of Columbia, Ohio;

   Region 3- Alabama, Mississippi, Georgia, Florida;

   Region 4- Indiana, Illinois, Michigan, Wisconsin;

   Region 5- Colorado, Idaho, Iowa, Kansas, Minnesota, Missouri, Montana,
             Nebraska, North Dakota, South Dakota, Utah, Wyoming;

   Region 6- Arkansas, Louisiana, Oklahoma, Texas, New Mexico, Arizona;

   Region 7- Hawaii, California, Nevada, Oregon, Washington, Alaska

   Under the procedure required by our By-laws, the following directors have been selected as nominees for reelection as dealer directors at the 2000 annual stockholders meeting:

Nominee                                  Age      Class    Region     Term
-------                                  ---      -----    ------     ----
Eric R. Bibens II                         43      First       1      3 years
D. William Hagan                          42      First       3      3 years
Jennifer C. Anderson                      49      First       7      3 years

Mark Jeronimus is not eligible for reelection as a director beginning in 2000. The person named below has been selected as a nominee for election to the Board for the first time at the 2000 annual meeting as a dealer director of the class, from the region and for the term indicated:

Nominee                                  Age      Class    Region     Term
-------                                  ---      -----    ------     ----
Richard A. Karp                           48      First     N/A*     3 years

   *Non-dealer directors and dealer directors at large are not elected from particular geographic regions.

   Article IV of our By-laws has information about the qualifications for membership on the Board of Directors, the terms of directors, the limitations on the total period of time that a director may hold office, the procedure for Nominating Committees to select candidates and nominees for election to the Board of Directors and the procedure for filling vacancies on the Board if one occurs during an unexpired term.

   None of the events described under Item 401(f) of Regulation S-K occurred during the past 5 years for any of our directors, nominees for directorships or for any of our executive or staff officers.

Item 11. Executive Compensation

   Below is information about the cash compensation that we paid to our five highest paid executive officers earning over $100,000 for their services in all capacities to us and our subsidiaries during fiscal years 1999, 1998 and 1997:

                                                       SUMMARY COMPENSATION TABLE

                                                                                    Long-Term
                                        Annual Compensation                        Compensation
                                        -------------------                        ------------
                                                               (2)
        Name                                                  Other                           (4)
        and                                                   Annual            (3)        All Other
     Principal                                       (1)      Compen-        Long-Term      Compen-
     Position                  Year  Salary ($)   Bonus ($)   sation ($)    Payouts ($)     sation ($)
     --------                  ----  ----------   ---------   ----------    -----------    -----------
David F. Hodnik                1999   $600,000        -         $16,723      $478,104        $170,450
President and Chief            1998    600,000        -          16,723       230,268         151,997
Executive Officer              1997    600,000        -          14,147       195,666         133,167

William A. Loftus              1999    $325,000   $149,453      $11,563       $96,315         $77,378
Executive Vice President-      1998     315,000    132,804       11,563        86,157          80,873
Retail                         1997     308,300     53,628       12,853        83,241          71,778

Paul M. Ingevaldson            1999    $287,000    $99,662      $11,563       $85,242         $56,121
Senior Vice President-         1998     279,000     85,430       12,260        76,590          64,702
International and Technology   1997     272,300     49,453       11,738        74,259          46,922

Rita D. Kahle                  1999    $285,000   $128,685      $11,563       $77,826         $47,256
Senior Vice President-         1998     270,000    114,372       11,563        65,409          53,852
Wholesale                      1997     250,000     46,237        8,647        57,813          46,733

Michael C. Bodzewski           1999    $261,000    $94,472      $11,563       $73,923         $40,066
Vice President-                1998     248,000     85,450       11,563        63,681          53,658
Marketing, Advertising and     1997     235,750     45,420        9,988        57,990          34,785
Retail Operations East

(1) The Incentive Compensation Plan covers each of the executive officers (except Mr. Hodnik). The bonus amounts awarded to participants in the Plan are determined in accordance with achievement of individual performance based objectives and achievement of corporate goals. The maximum short-term incentive award for each executive officer is 20% of their respective salary in 1997, 25% to 35% of their respective salary in 1998 and 30% to 40% of their respective salary in 1999. The short-term bonus award becomes payable to each participant as early as practicable at or after the end of the fiscal year.

(2) The Company provided automobiles to certain of its executive officers. The Company requires them to maintain records with respect to any business automobile use. Such officers pay, both directly and by reimbursement to the Company, personal automobile expenses. During 1997, Company provided automobiles were replaced with automobile allowances. Country club memberships granted prior to 1994 to some officers have been eliminated, except for the President. The compensation table set forth above includes the value of these items and such value, for any officer, did not exceed the lesser of $25,000 or 10% of the compensation reported for each in said table.

(3) Includes the long-term incentive award under the Long-Term Incentive Compensation Deferral Option Plan effective in 1995. The long-term Officer incentive plan is based upon corporate performance over a three year period with emphasis on total shareholder return through maximizing both year-end patronage dividends and upfront dividends (throughout the year) through pricing programs and discounts. This plan maintains the commitment to long-term performance and shareholder return in a cooperative environment. One third of the total long-term incentive award is subject to a one year vesting provision. Total awards paid in 1999 were $478,104, $96,315, $85,242, $73,923 and $77,826 for Messrs. Hodnik, Loftus, Ingevaldson, Bodzewski and Ms. Kahle, respectively.

    Effective January 1, 1995, executive officers may elect to defer a portion (20% to 100%, in 20% increments) of the annual award granted. Participants' compensation deferrals are credited with a specified rate of interest to provide a means to accumulate supplemental retirement benefits. Deferred benefits are payable over a period of 5 to 20 years. Annual elections are required for the upcoming deferral year by December of the preceding year. Of the total 1999 awards, amounts deferred were $249,120, $0, $89,479, $79,437 and $85,921 for Messrs. Hodnik, Loftus, Ingevaldson, Bodzewski and Ms. Kahle, respectively.

(4) Includes contributions to the Company's Profit Sharing Plan which has been in existence for the period of January 1, 1953 through December 31, 1996, the Company's Profit Sharing Plus Plan which has been in existence since January 1, 1997, and contributions to the Company's Retirement Benefits Replacement Plan. All active employees are eligible to participate in the Company's profit sharing plan after one year of service. Those active employees covered by a collective bargaining agreement regarding retirement benefits, which were the subject of good faith bargaining, are not eligible if such agreement does not include them in the plan. For the year 1999, the Company contributed a maximum of 10.8% of each participant's eligible compensation to the Profit Sharing Plus Plan (9.8% profit sharing and 1% Company 401-K match). During the year 1999, $17,280 was expensed by the Company pursuant to the Plan for Messrs. Hodnik, Loftus, Ingevaldson, Bodzewski and Ms. Kahle.

    The Company has also established a Retirement Benefits Replacement Plan covering all executive officers of the Company. This is an unfunded Plan under which the participants therein are eligible to receive retirement benefits equal to the amounts by which the benefits they would otherwise have been entitled to receive under the Company's Profit Sharing Plan may be reduced by reason of the limitations on contributions and benefits imposed by any current or future provisions of the U.S. Internal Revenue Code or other federal legislation. During the year 1999, amounts expensed by the Company pursuant to the Plan were $170,450 for Mr. Hodnik, $77,378 for Mr. Loftus, $56,121 for Mr. Ingevaldson, $40,066 for Mr. Bodzewski and $47,256 for Ms. Kahle.

    The Company also funds the base premium for a supplemental universal life insurance policy for each officer but does not contribute to supplemental retirement benefits through this vehicle. Participants may elect to deposit a portion (up to one-third) of the long-term incentive award into the variable annuity insurance policy in their name or may elect to defer this portion under the Deferral Option Plan.

(5) As a cooperative whereby all stockholders are member dealers, the Company does not grant or issue stock awards of any kind.

   Messrs. Hodnik and Ingevaldson are employed under contracts, each commencing January 1, 1999 for respective terms of two years, terminating December 31, 2000. Mr. Bodzewski and Ms. Kahle are employed under contracts commencing April 1, 1998 and January 1, 2000 for a two year term terminating March 31, 2000 and December 31, 2001, respectively. The contracts provide for annual compensation effective January 1, 2000 of $630,000, $295,000, $268,000 and $298,000, respectively or such increased amount, if any, as shall be approved by the Board of Directors. Mr. Loftus retired from the Company on December 31, 1999.

   The Company also maintains a Pension Plan which has been in existence since December 31, 1970. All active employees are eligible to participate in this Plan on the first January 1 that they are working for the Company. Those active employees covered by a collective bargaining agreement regarding retirement benefits, which were the subject of good faith bargaining are not eligible if such agreement does not include them in the plan. The Plan provides benefits at retirement at or after age 65 determined under a formula which takes into account 60% of a participant's average base pay (including overtime) during the 5 highest consecutive calendar years of employment and years of service prior to age 65, and under which an offset is applied for the straight life annuity equivalent of the vested portion of the participant in the amount of benefits provided for them by the Company under the Profit Sharing Plan. The Plan was closed to new entrants on December 31, 1995. Pension Plan benefit accruals have been frozen as of February 29, 2000. It is the Company's intent to terminate the Pension Plan on or around April 30, 2000.

   Examples of yearly benefits provided by the Pension Plan (prior to reduction by the Profit Sharing Plan offset) are as follows:

                                             Years of Service

Remuneration                   10       15       20       25        30 or more
------------                   --       --       --       --        ----------
$150,000                    $30,000  $45,000  $60,000  $75,000         $90,000
$100,000                     20,000   30,000   40,000   50,000          60,000
$250,000                     10,000   15,000   20,000   25,000          30,000

   The amounts shown above represent straight life annuity amounts. Maximum benefits from the Pension Plan are attained after 30 years of service and attainment of age 65. The compensation covered by the Pension Plan consists of base compensation (exclusive of bonuses and non-recurring salary or wage payments) and shall not exceed $160,000 of such total remuneration paid to a participant during any plan year. Remuneration and yearly benefits under the Plan are limited, and subject to adjustment, under Sections 415(d) and 401(a)17 of the U.S. Internal Revenue Code. The amount of covered compensation under the Pension Plan, therefore is $160,000 for each Executive Officer named in the Compensation table. The present credited years of service under the Pension Plan for the currently employed executive officers named in the compensation table are as follows: David F. Hodnik-27 years; Paul M. Ingevaldson-20 years; Michael C. Bodzewski-22 years and Rita D. Kahle-13 years.

Compensation Committee Report

   The Compensation Committee is responsible for approving the compensation guidelines for all Corporate Officers, Senior management and administering the Company's Executive Incentive Plans. Our decisions are based on our understanding of Ace's business and it's long-term strategies, as well as our knowledge of the capabilities and performance of the Company and of the executives. We stress long-term measured results, focus on team work, accepting prudent risks and are strongly committed to fulfilling dealer/consumer needs.

   We believe that our dealers (shareholders) are best served by running the Company with a long-term prospective while striving to deliver consistently good year-end results. Therefore, the Company's Executive Compensation Program has been designed to attract, retain and reward superior talent that will produce positive results and enhance Ace's position in a highly competitive hardware and home improvement marketplace. The Company is led by exceptional managers, many of them long-term Ace people; while others bring experiences from outside Ace.

   We believe the compensation for our executives should be competitive with other high performing companies in order to motivate and retain the talent needed to produce superior results. In that regard, our Committee conducts an overall review of compensation programs and philosophies biannually.

   We review information supplied by an independent compensation consultant and other marketplace data to determine the competitiveness of Ace's total compensation package.

   The Committee believes that special management talents and sensitivities are required to balance the unique relationship between and among the Company, its employees, dealers and suppliers. Therefore, we go beyond a simple evaluation of competitive salary information and Company financial results in making compensation decisions.

   Our Committee annually establishes an executive's salary based on our evaluation of the executive's level of responsibility and individual performance considered in light of competitive pay practices. We gage individual performance in developing and executing corporate strategies; leading and developing people; initiating and managing change; balancing the many relationships within the Ace family; and, contributing to programs which impact the Company's performance.

   Under the Annual Incentive Plan each officer is assigned a target incentive at the beginning of the year (the greater the individual's responsibility, the higher the percentage of target incentive to salary). This plan has an individual, team performance and a retail sales component. This is used to reflect the results of the organization unit and for overall Company wholesale and retail performance.

   Consistent with our increased focus on long-term objectives, we developed our long-term incentive plan based on total corporate performance. A three year performance cycle is established each year with officers receiving an award which varies if minimum pre-determined performance goals are achieved at the end of the cycle. No payout occurs unless the Company achieves certain performance objectives. As a pay for performance plan, the long-term incentive plan is intended to motivate and reward executives by directly linking the amount of any award to specific long-term corporate financial goals and total team performance.

   The CEO and President participates in the base salary and retail sales annual and long-term incentive compensation program described in this report consistent with our compensation philosophy. At risk compensation represents a significant portion of the CEO and President's total compensation package. The President's compensation includes a competitive base salary and a long-term incentive award to maintain the commitment to long-term company performance and shareholder return.

Compensation of Directors

   Effective January 1, 2000, and January 1, 1999, each member of the Board of Directors (other than the Chairman of the Board) receives a monthly fee of $2,833 and $2,667, respectively, for their services. Effective January 1, 1998 each member of the Board of Directors (other than the Chairman of the Board) receives $1,500 per Board of Directors meeting attended. In addition, effective January 1, 1999, each Board of Director Committee Chairperson received $750 per meeting chaired, which was increased to $1,000 effective January 1, 2000.
Mr. Jung is paid a total annual fee of $130,000 effective June 1, 1999, and $110,000 effective June 1, 1998 in his capacity as Chairman of the Board.

   In 1994, the previous Deferred Director Fee Plan was amended, restated and retitled the Directors' Deferral Option Plan. Like the Officers' Long-Term Incentive Compensation Deferral Option Plan, under this Directors' Plan, directors may elect to defer a portion (5% to 100%, in 5% increments) of their annual director's fee. Deferred benefits are payable over a period of 5 to 20 years, as elected. Annual elections are required for the upcoming deferral year by December of the preceding year.

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

   The table below shows the shares of our Class B and Class C Stock that is held (directly or indirectly), by our directors, officers and nominees for directorships as of February 16, 2000:

                                 Class B Stock Owned       Class C Stock Owned
                                 -------------------       -------------------
                                  Number     Percent        Number     Percent
                                 of Shares  of Class       of Shares  of Class
                                 ---------  --------       ---------  --------
Jennifer C. Anderson                 4        .166           3,528      .147
Richard F. Baalmann, Jr.             4        .166           2,841      .119
Eric R. Bibens II                    -          -              834      .035
Lawrence R. Bowman                   4        .166           2,594      .108
James T. Glenn                       4        .166           9,994      .417
Daniel L. Gust                       -          -              530      .022
D. William Hagan                     -          -            1,508      .063
Mark Jeronimus                       -          -              820      .034
Howard J. Jung                       -          -              555      .023
Richard A. Karp                      -          -               -         -
Mario R. Nathusius                   -          -            4,779      .200
Richard W. Stine                     4        .166           6,613      .276
                                 ---------  --------       ---------  --------
All above directors and
  officers as a group               20        .830          34,596     1.444
                                 =========  ========       =========  ========

   We are not aware of any contracts or securities pledges that may result in a change in control of our Company at a later date.

Item 13. Certain Relationships and Related Transactions

   The term "owner" as used in this section pertains to owners of our shares. It includes both those who are named as owners of shares on our corporate books and records, as well as those who are not named as owners of record, but for whose benefit someone else is holding the shares. No director, executive officer or shareholder whom we know to be the owner of more than five percent of any class of our voting securities or any member of their immediate families had during fiscal year 1999 or is currently expected to have any significant interest (whether direct or indirect) in any transaction over $60,000 with us, except that those of our directors who are also Ace Hardware dealers purchased merchandise and services from us and participated in our programs for their stores in the ordinary course of business. None of these directors received any special terms in connection with these transactions or any benefits that were not available to the other cooperative members that we supply.

   None of our directors has had any business relationship during fiscal year 1999 that we must disclose under Item 404(b) of Regulation S-K of the Securities and Exchange Commission, except Mr. Peterson. He retired as CEO of our Company effective May 31, 1995 and was first elected as an outside Director on June 5, 1995. He has an agreement with us that continues through May 31, 2000. This agreement provides for non-competition by Mr. Peterson within the industry and for his participation in certain Company functions. This agreement also provides for our payment to Mr. Peterson of $150,000 per year over its 5 year term. None of our executive officers has had any business relationship during fiscal year 1999 that we must disclose under Item 404(b) of Regulation S-K of the Securities and Exchange Commissions except Mr. Loftus.
He retired as Executive Vice President-Retail effective December 31, 1999. He has an agreement with us that continues through December 31, 2000. This agreement provides for non-competition by Mr. Loftus within the industry and for consulting services and his participation in certain Company functions. This agreement also provides for our payment to Mr. Loftus of $96,000 during its one-year term.

   As used below, the term "directors, director nominees and executive officers" includes:

    -       people in those categories as identified in Item 10 of this filing;
    -       members of their immediate families;
    - any other company or organization where they serve as executive officers, or partners;
    - any other company or organization where they own at least ten percent of any class of equity securities;
    - any trust or estate in which they have a substantial interest as beneficiaries; and
    - any trust or estate where they serve as trustees or positions similar to trustees.

   None of our directors, director nominees and executive officers has been indebted to us or to our subsidiaries during fiscal year 1999 for more than $60,000, except for purchasing merchandise and services for their stores from us in the ordinary course of business and participating in our loan and financing programs on the same terms offered to our other cooperative members.

                                 PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

   (a) 1. Financial Statements
          The financial statements listed in the accompanying index (page F-1) to the consolidated financial statements are filed as part of this annual report.
       2. Financial Statement Schedules
          None.
       3. Exhibits
          The exhibits listed on the accompanying index to exhibits (pages E-1 through E-7) are filed as part of this annual report.

   (b)    Reports on Form 8-K
          A Form 8-K was filed on April 30, 1999 containing Notice of Annual Meeting of Stockholders on June 7, 1999 and Proxy solicited by Board of Directors and related information.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ACE HARDWARE CORPORATION

                                            By      HOWARD J. JUNG
                                               -------------------------
                                                    Howard J. Jung
                                          Chairman of the Board and Director

DATED: March 15, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Signature                    Title                  Date

          HOWARD J. JUNG         Chairman of the Board     March 15, 2000
    ------------------------
          Howard J. Jung              and Director



          DAVID F. HODNIK         President and Chief      March 15, 2000
    ------------------------
          David F. Hodnik          Executive Officer


          LORI L. BOSSMANN       Vice President-Finance    March 15, 2000
    ------------------------
          Lori L. Bossmann      (Principal Financial and
                                   Accounting Officer)


Jennifer C. Anderson, Richard F. Baalmann, Jr.,           Directors
Eric R. Bibens II, Lawrence R. Bowman,
James T. Glenn, Daniel L. Gust, D. William
Hagan, Mark Jeronimus, Mario R. Nathusius,
Roger E. Peterson and Richard W. Stine

*By	DAVID F. HODNIK
    ------------------------
	David F. Hodnik

*By     LORI L. BOSSMANN
    ------------------------
        Lori L. Bossmann                March 15, 2000

	*Attorneys-in-fact


                              INDEX TO EXHIBITS
  Exhibits
  Enclosed                           Description
  --------                           -----------
21           Subsidiaries of the Registrant
24           Powers of Attorney

  Exhibits
Incorporated
by Reference                         Description
------------                         -----------
2            No Exhibit.

3-A Copy of Restated Certificate of Incorporation of the Registrant dated September 18, 1974 filed as Exhibit 3-A to the Registrant's Form S-1 Registration Statement (Registration No. 2-55860) on March 30, 1976 and incorporated herein by reference.

3-B Copy of By-laws of the Registrant as amended through January 25, 2000 included as Appendix A to the Prospectus constituting a part of the Post-Effective Amendment No. 5 to the Registrant's Form
             S-2 Registration Statement (Registration No. 33-58191) filed on or about March 15, 2000 and incorporated herein by reference.

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

4-A Specimen copy of Class B Stock certificate as revised as of November, 1984 filed as Exhibit 4-A to Post-Effective Amendment No. 2 to the Registrant's Form S-1 Registration Statement (Registration No. 2-82460) on March 15, 1985 and incorporated herein by reference.

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

4-F Copy of plan for the distribution of patronage dividends with respect to purchases of merchandise made from the Registrant on and after January 1, 1999 adopted by the Board of Directors of the Registrant filed as Exhibit 4-F to Post-Effective Amendment No. 5 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 15, 2000 and incorporated herein by reference.

4-G Copy of LBM Retailer Incentive Pool Plan adopted on December 8, 1999 by the Board of Directors of the Registrant filed as Exhibit 4-G to Post-Effective Amendment No. 5 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) filed on or about March 15, 2000 and incorporated herein by reference.

9            No Exhibit.

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

10-E Copy of the Ace Hardware Corporation Restated Officer Incentive Plan effective January 1, 1999 filed as Exhibit 10-E to Post-Effective Amendment No. 4 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 15, 1999 and incorporated herein by reference.

10-F Copy of Second Modification of Amended and Restated Note Purchase and Private Shelf Agreement dated as of August 23, 1996 as amended by the First Modification of Amended and Restated Purchase and Private Shelf Agreement dated as of April 2, 1997 with The Prudential Insurance Company of America filed as Exhibit 10-F to Post-Effective Amendment No. 3 to the Registrant's Form S-2 Registration Statement (RegistrationNo. 33-58191) on or about March 18, 1998 and incorporated herein by reference.

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

10-H Copy of Form of Executive Officer Employment Agreement effective January 1, 1996 filed as Exhibit 10-a-17 to Post-Effective Amendment No. 1 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 11, 1996 and incorporated herein by reference.

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

10-L Copy of 6.89% Senior Series B notes in the aggregate principal sum of $20,000,000 issued July 29, 1992 with a maturity date of January 1, 2000 pursuant to Note Purchase and Private Shelf Agreement with the Prudential Insurance Company of America dated September 27, 1991 filed as Exhibit 10-Q to Post-Effective Amendment No. 2 to the Registrant's Form S-2 Registration Statement (Registration No. 33-46449) on March 23, 1994 and incorporated herein by reference.

10-M Copy of 6.47% Senior Series A notes in the aggregate principal sum of $30,000,000 issued September 22, 1993 with a maturity date of June 22, 2008 and $20,000,000 Private Shelf Facility, pursuant to Note Purchase and Private Shelf Agreement with the Prudential Insurance Company of America dated as of September 22, 1993 filed as Exhibit 10-R to Post-Effective Amendment No. 2 to the Registrant's Form S-2 Registration Statement (Registration No. 33-46449) on March 23, 1994 and incorporated herein by reference.

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

10-a-5 Copy of 6.47% Series A Senior Notes in the aggregate principal amount of $30,000,000 issued August 23, 1996 with a maturity date of June 22, 2008 and $70,000,000 Private Shelf Facility, pursuant to Amended and Restated Note Purchase and Private Shelf Agreement with the Prudential Insurance Company dated August 23, 1996 filed as Exhibit 10-a-14 to Post-Effective Amendment No. 2 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 12, 1997 and incorporated herein by reference.

10-a-6 Copy of Second Amendment to the Restated Ace Hardware Corporation Retirement Benefits Replacement Plan adopted on December 8, 1998 and effective January 1, 1999 filed as Exhibit 10-a-6 to Post-Effective Amendment No. 4 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 15, 1999 and incorporated herein by reference.

10-a-7 Copy of Second Amendment to the Ace Hardware Corporation Long-Term Incentive Compensation Deferral Option Plan adopted and effective March 23, 1999 filed as Exhibit 10-a-7 to Post-Effective Amendment No. 5 to Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 15, 2000 and incorporated herein by reference.

10-a-8 Copy of First Amendment to Ace Hardware Corporation Directors' Deferral Option Plan adopted and effective March 23, 1999 filed as
             Exhibit 10-a-8 to Post-Effective Amendment No. 5 to Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 15, 2000 and incorporated herein by reference.

10-a-9 Copy of Lease Agreement dated May 27, 1999 for the Registrant's project facility in Loxley, Alabama filed as Exhibit 10-a-9 to Post-Effective Amendment No. 5 to Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 15, 2000 and incorporated herein by reference.

10-a-10 Copy of Agreement dated October 29, 1999 between Registrant and William A. Loftus filed as Exhibit 10-a-10 to Post-Effective Amendment No. 5 to Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 15, 2000 and incorporated herein by reference.

10-a-11 Copy of Third Amendment to Restated Ace Hardware Corporation Retirement Benefits Replacement Plan adopted December 8, 1999 and effective January 1, 2000 filed as Exhibit 10-a-11 to Post-Effective Amendment No. 5 to Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 15, 2000 and incorporated herein by reference.

10-a-12 Copy of First Amendment to Ace Hardware Corporation Restated Officer Incentive Plan adopted on December 8, 1999 and effective January 1, 2000 filed as Exhibit 10-a-12 to Post-Effective Amendment No. 5 to Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 15, 2000 and incorporated herein by reference.

10-a-13 Copy of Ace Hardware Corporation Long-Term Incentive Compensation Deferral Option Plan adopted December 8, 1999 and effective January 1, 2000 filed as Exhibit 10-a-13 to Post-Effective Amendment No. 5 to Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 15, 2000 and incorporated herein by reference.

11           No Exhibit.

12           No Exhibit.

13           No Exhibit.

16           No Exhibit.

18           No Exhibit.

22           No Exhibit.

23           Copy of Consent of KPMG LLP dated March 13, 2000 filed as
             Exhibit 23(a) to Post-Effective Amendment No. 5 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 15, 2000 and incorporated herein by reference.

27 Copy of Financial Data Schedule filed as Exhibit 27 to Post-Effective Amend-ment No. 5 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 15, 2000 and incorporated herein by reference.

28           No Exhibit.

99           No Exhibit.

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants which have not Registered Securities Pursuant to Section 12 of the Act.

   As of the date of the Report mentioned above, neither our annual report for fiscal year 2000 nor any proxy soliciting materials for our 2000 annual meeting have been sent to our shareholders. Copies of that annual report as well as our proxy soliciting materials will be sent to our shareholders and furnished to the Securities and Exchange Commission at a later date.



Item 14(a). Index to Consolidated Financial Statements and Financial Statement
            Schedules

                                                                      Page
                                                                      ----
Independent Auditors' Report                                           F-2
Consolidated Balance Sheets at January 1, 2000 and January 2, 1999 F-3 Consolidated Statements of Earnings and Consolidated Statements of
  Comprehensive Income for each of the years in the three-year
  period  ended January 1, 2000                                        F-5
Consolidated Statements of Member Dealers' Equity for each of the
  years in the three-year period ended January 1, 2000                 F-6
Consolidated Statements of Cash Flows for each of the years in the
  three-year period ended January 1, 2000                              F-7
Notes to Consolidated Financial Statements                             F-8

   All schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or the required information is included in the consolidated financial statements or the notes thereto.

                       INDEPENDENT AUDITORS' REPORT

The Board of Directors
Ace Hardware Corporation:

   We have audited the accompanying consolidated balance sheets of Ace Hardware Corporation and subsidiaries as of January 1, 2000 and January 2, 1999 and the related consolidated statements of earnings, comprehensive income, member dealers' equity and cash flows for each of the years in the three-year period ended January 1, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ace Hardware Corporation and subsidiaries as of January 1, 2000 and January 2, 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended January 1, 2000 in conformity with generally accepted accounting principles.

                                               KPMG LLP
Chicago, Illinois
January 26, 2000


                          ACE HARDWARE CORPORATION
                                 ----------
                        CONSOLIDATED BALANCE SHEETS
                    January 1, 2000 and January 2, 1999

                                   ASSETS
                                                 January 1,      January 2,
                                                    2000            1999
                                                 ----------      ----------
                                                       (000's omitted)

Current assets:
  Cash and cash equivalents                      $   35,422      $   53,901

  Receivables:
    Trade                                           319,722         345,182
    Other                                            53,782          54,517
                                                 -----------     -----------
                                                 $  373,504      $  399,699
    Less allowance for doubtful receivables          (2,625)         (2,725)
                                                 -----------     -----------
      Net receivables                            $  370,879      $  396,974
  Inventories (Note 2)                              373,090         334,405
  Prepaid expenses and other current assets          13,341          15,146
                                                 -----------     -----------
      Total current assets                       $  792,732      $  800,426
                                                 -----------     -----------
Property and equipment (Note 10):
  Land                                               18,210          16,952
  Buildings and improvements                        187,709         180,854
  Warehouse equipment                                79,573          70,315
  Office equipment                                   82,373          74,567
  Manufacturing equipment                            15,446          13,817
  Transportation equipment                           16,426          16,076
  Leasehold improvements                             17,400          18,049
  Construction in progress                           14,456              --
                                                 -----------     -----------
                                                 $  431,593      $  390,630
    Less accumulated depreciation and
     amortization                                  (184,419)       (163,176)
                                                 -----------     -----------
      Net property and equipment                 $  247,174      $  227,454
Other assets                                         41,578          19,700
                                                 -----------     -----------
                                                 $1,081,484      $1,047,580
                                                 ===========     ===========

           See accompanying notes to consolidated financial statements.


                          ACE HARDWARE CORPORATION
                                 ----------
                        CONSOLIDATED BALANCE SHEETS
                    January 1, 2000 and January 2, 1999

                  LIABILITIES AND MEMBER DEALERS' EQUITY

                                                 January 1,      January 2,
                                                    2000            1999
                                                 -----------     -----------
                                                       (000's omitted)
Current liabilities:

  Current installments of long-term debt
   (Note 4)                                      $    4,067      $    7,433
  Short-term borrowings (Note 3)                     49,869          25,000
  Accounts payable                                  449,497         465,862
  Patronage dividends payable in cash (Note 5)       38,173          34,826
  Patronage refund certificates payable (Note 5)        373          20,655
  Accrued expenses                                   69,990          54,724
                                                 -----------     -----------
    Total current liabilities                    $  611,969      $  608,500

Long-term debt (Note 4)                             111,895         115,421
Patronage refund certificates payable (Note 5)       55,257          43,465
Other long-term liabilities                          22,400          18,682
                                                 -----------     -----------
    Total liabilities                            $  801,521      $  786,068
                                                 -----------     -----------
Member dealers' equity (Notes 5 and 8):
  Class A Stock of $1,000 par value              $    3,856      $    3,846
  Class B Stock of $1,000 par value                   6,499           6,499
  Class C Stock of $100 par value                   241,226         226,571
  Class C Stock of $100 par value, issuable
  to dealers for patronage dividends                 21,648          26,170
  Additional stock subscribed, net                      498             471
  Retained earnings                                     594           3,292
  Contributed capital                                13,485           3,295
  Accumulated other comprehensive income                291            (818)
                                                 -----------     -----------
                                                 $  288,097      $  269,326
  Less: Treasury stock, at cost                      (8,134)         (7,814)
                                                 -----------     -----------
    Total member dealers' equity                 $  279,963      $  261,512

  Commitments (Notes 6 and 10)                   -----------     -----------
                                                 $1,081,484      $1,047,580
                                                 ===========     ===========

           See accompanying notes to consolidated financial statements.


                          ACE HARDWARE CORPORATION
                                  ---------
                    CONSOLIDATED STATEMENTS OF EARNINGS

                                                   Year Ended
                                   --------------------------------------------
                                     January 1,    January 2,    December 31,
                                        2000          1999           1997
                                   ------------- ------------- ----------------
                                                 (000's omitted)

Net sales                            $3,181,802    $3,120,380      $2,907,259
Cost of sales                         2,892,287     2,863,156       2,677,537
                                     -----------   -----------     -----------
    Gross profit                     $  289,515    $  257,224      $  229,722
                                     -----------   -----------     -----------

Operating expenses:
  Warehouse and distribution             40,232        38,980          39,364
  Selling, general and administrative    90,513        85,504          77,917
  Retail success and development         57,149        32,907          25,573
                                     -----------   -----------     -----------
    Total operating expenses            187,894       157,391         142,854
                                     -----------   -----------     -----------
      Operating income                  101,621        99,833          86,868

Interest expense (Note 12)              (16,651)      (17,350)        (14,816)
Other income, net                         9,425         7,213           6,245
Income taxes (Note 7)                    (1,833)       (1,736)         (1,910)
                                     -----------   -----------     -----------
        Net earnings                 $   92,562    $   87,960      $   76,387
                                     ===========   ===========     ===========

Retained earnings at beginning
  of year                            $    3,292    $    3,354      $    3,120
Net earnings                             92,562        87,960          76,387
Patronage dividends (Notes 5 and 8)     (95,260)      (88,022)        (76,153)
                                     -----------   -----------     -----------
Retained earnings at end of year     $      594    $    3,292      $    3,354
                                     ===========   ===========     ===========


               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                   Year Ended
                                   -------------------------------------------
                                     January 1,    January 2,    December 31,
                                        2000          1999           1997
                                   -------------------------------------------
                                                 (000's omitted)

Net earnings                         $   92,562    $   87,960      $   76,387
Foreign currency translation, net         1,109          (483)           (285)
                                     -----------   -----------     -----------
    Comprehensive income             $   93,671    $   87,477      $   76,102
                                     ===========   ===========     ===========

           See accompanying notes to consolidated financial statements

                                                           ACE HARDWARE CORPORATION
                                                                  ----------
                                              CONSOLIDATED STATEMENTS OF MEMBER DEALERS' EQUITY
                                              Three Years Ended January 1, 2000 (000's omitted)

                                                    Class C Stock
                                                     Issuable to                                   Accumulated
                                                     Dealers for Additional                          Other
                            Class A Class B Class C   Patronage    Stock     Retained Contributed Comprehensive Treasury
                             Stock   Stock   Stock    Dividends  Subscribed* Earnings   Capital      Income      Stock     Total
                             -----   -----   -----    ---------  ----------- --------   -------      ------     --------   -----
Balance at December 31,
  1996                      $3,937  $6,499  $196,742   $26,474    $  502     $  3,120   $ 3,295      $ (50)     $(7,206)  $233,313
Net earnings                    --      --        --        --        --       76,387        --         --           --     76,387
Net payments on
  subscriptions                 --      --        --        --     2,906           --        --         --           --      2,906
Patronage financing
  deductions                    --      --        --      (119)       --           --        --         --           --       (119)
Stock issued                   236      --    29,263   (26,355)   (3,025)          --        --         --           --        119
Stock repurchased               --      --        --        --        --           --        --         --      (13,055)   (13,055)
Stock retired                 (299)     --   (12,396)       --        --           --        --         --       12,695         --
Patronage dividends issuable    --      --        --    22,366        --           --        --         --           --     22,366
Patronage dividends payable     --      --        --        --        --      (76,153)       --         --           --    (76,153)
Accumulated other
  comprehensive income          --      --        --        --        --           --        --        (285)         --       (285)
                            ------- ------- --------  ---------   ---------- ---------  --------      ------    --------- ---------
Balance at December 31,
  1997                      $3,874  $6,499  $213,609   $22,366    $  383     $  3,354   $ 3,295      $ (335)    $(7,566)  $245,479
Net earnings                    --      --        --        --        --       87,960        --          --          --     87,960
Net payments on
  subscriptions                 --      --        --        --     1,463           --        --          --          --      1,463
Patronage financing
  deductions                    --      --        --      (485)       --           --        --          --          --       (485)
Stock issued                   215      --    23,526   (21,881)   (1,375)          --        --          --          --        485
Stock repurchased               --      --        --        --        --           --        --          --     (11,055)   (11,055)
Stock retired                 (243)     --   (10,564)       --        --           --        --          --      10,807         --
Patronage dividends issuable    --      --        --    26,170        --           --        --          --          --     26,170
Patronage dividends payable     --      --        --        --        --      (88,022)       --          --          --    (88,022)
Accumulated other
  comprehensive income          --      --        --        --        --           --        --        (483)         --       (483)
                            ------- ------- ---------  --------   ---------- ---------  --------      ------    --------- ---------
Balance at January 2,
  1999                      $3,846  $6,499  $226,571   $26,170    $  471     $  3,292   $ 3,295      $ (818)    $(7,814)  $261,512
Net earnings                    --      --        --        --        --       92,562        --          --          --     92,562
Net payments on
  subscriptions                 --      --        --        --       711           --        --          --          --        711
Patronage financing
  deductions                    --      --        --      (847)       --           --        --          --          --       (847)
Stock issued                   238      --    26,616   (25,323)     (684)          --        --          --          --        847
Stock repurchased               --      --        --        --        --           --        --          --     (12,509)   (12,509)
Stock retired                 (228)     --   (11,961)       --        --           --        --          --      12,189         --
Patronage dividends issuable    --      --        --    21,648        --           --    10,190          --          --     31,838
Patronage dividends payable     --      --        --        --        --      (95,260)       --          --          --    (95,260)
Accumulated other
  comprehensive income          --      --        --        --        --           --        --       1,109          --      1,109
                            ------- ------- ---------  --------   -------    ---------  --------      ------    --------- ---------
Balance at January 1, 2000  $3,856  $6,499  $241,226   $21,648    $  498     $    594   $13,485       $ 291     $ (8,134) $279,963
                            ======= ======= =========  ========   =======    =========  ========      ======    ========= =========
*Additional stock subscribed is comprised of the following amounts at December 31, 1997, January 2,
 1999 and January 1, 2000:

                                                      1997    1998    1999
                                                     ------  ------  ------
                  Class A Stock                      $   86  $   60  $  118
                  Class B Stock                          --      --      --
                  Class C Stock                       1,085     955   1,452
                                                     ------  ------  ------
                                                      1,171   1,015   1,570
                  Less unpaid portion                   788     544   1,072
                                                     ------  ------  ------
                                                     $  383  $  471  $  498
                                                     ======  ======  ======
                  See accompanying notes to consolidated financial statements.


                         ACE HARDWARE CORPORATION
                                ----------
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Year Ended
                                  --------------------------------------------
                                  January 1,      January 2,      December 31,
                                     2000            1999             1997
                                  ----------      ----------      ------------
                                                (000's omitted)

Operating Activities:
Net earnings                      $   92,562      $   87,960      $     76,387
Adjustments to reconcile net
  earnings to net cash provided
  by operating activities:
   Depreciation                       23,396          21,536            19,494
   Loss on sale of property and
     equipment                            28             425               285
   Decrease (Increase) in
     accounts receivable, net         26,174         (32,061)          (15,835)
   Decrease (Increase) in
     inventories                     (37,549)          2,689           (12,067)
   Decrease (Increase) in
     prepaid expenses and other
     current assets                    1,805          (1,531)           (1,735)
   Increase (Decrease) in
     accounts payable and accrued
     expenses                         (1,203)         42,082            46,000
   Increase in other long-term
     liabilities                       3,718           3,960             5,205
                                  -----------     -----------     -------------
       Net Cash Provided by
        Operating Activities         108,931         125,060           117,734
                                  -----------     -----------     ------------
Investing Activities:
  Purchase of property and
    equipment                        (43,497)        (21,036)          (42,921)
  Proceeds from sale of property
    and equipment                        349           8,148               149
  Increase in other assets           (21,878)         (8,843)           (6,946)
                                  -----------     -----------     -------------
    Net Cash Used in Investing
      Activities                     (65,026)        (21,731)          (49,718)
                                  -----------     -----------     -------------
Financing Activities:
  Proceeds (payments) of
    short-term borrowings             24,869         (17,000)          (29,000)
  Proceeds from notes payable             --          26,117            32,994
  Payments on long-term debt          (6,892)         (7,593)           (7,228)
  Payment of cash portion of
    patronage dividend               (34,826)        (29,943)          (28,178)
  Payments of patronage refund
    certificates and patronage
    financing deductions             (34,557)        (25,588)          (24,941)
  Proceeds from sale of common
    stock                              1,531           1,463             2,906
  Repurchase of common stock         (12,509)        (11,055)          (13,055)
                                  -----------     -----------     -------------
    Net Cash Used in Financing
      Activities                     (62,384)        (63,599)          (66,502)
                                  -----------     -----------     -------------
Increase (Decrease) in Cash and
  Cash Equivalents                   (18,479)         39,730             1,514
Cash and Cash Equivalents at
  beginning of year                   53,901          14,171            12,657
                                  -----------     -----------     -------------
Cash and Cash Equivalents at
  end of year                     $   35,422      $   53,901      $     14,171
                                  ===========     ===========     =============

        See accompanying notes to consolidated financial statements.

                            ACE HARDWARE CORPORATION
                                   ----------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

   (a) The Company and Its Business
    Ace Hardware Corporation (the Company) operates as a wholesaler of hardware and related products, and manufactures paint products. As a dealer-owned cooperative, the Company distributes substantially all of its patronage sourced earnings in the form of patronage dividends to member dealers based on their volume of merchandise purchases.

   (b) Cash Equivalents
    The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

   (c) Consolidations
    The accompanying consolidated financial statements include the accounts of the Company and subsidiaries. All significant intercompany transactions have been eliminated. The equity method of accounting is used for the Company's 50% or less owned affiliates over which the Company has the ability to exercise significant influence. The Company has other investments that are accounted for at cost.

   (d) Receivables
    Receivables from dealers include amounts due from the sale of merchandise and special equipment used in the operation of dealers' businesses. Other receivables are principally amounts due from suppliers for promotional and advertising allowances. The Company recognizes revenue from product sales upon the shipment to customers.

   (e) Inventories
    Inventories are valued at the lower of cost or net realizable value. Cost is determined primarily using the last-in, first-out method.

   (f) Property and Equipment
    Property and equipment are stated at cost less accumulated depreciation and amortization. Expenditures for maintenance, repairs and renewals of relatively minor items are generally charged to earnings. Significant improvements or renewals are capitalized.

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

                           ACE HARDWARE CORPORATION
                                  ----------
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

   (g) Foreign Currency Translation
    Substantially all assets and liabilities of foreign operations are translated at the rate of exchange in effect at the balance sheet date while revenues and expenses are translated at the average monthly exchange rates prevailing during the year. The Company has utilized foreign exchange forward contracts to hedge non-U.S. equity investments. Gains and losses in these foreign hedges are included in the basis of the underlying hedged investment. During 1999 the Company settled all outstanding foreign currency contracts that resulted in a gain of approximately $2.0 million reflected within accumulated other comprehensive income at January 1, 2000. Foreign currency translation adjustments, net of gains on foreign exchange contracts, are reflected in the accompanying Consolidated Statement of Comprehensive Income for 1999, 1998 and 1997. The Company does not have any outstanding foreign exchange forward contracts at January 1, 2000.

   (h) Financial Instruments
    The carrying value of assets and liabilities that meet the definition of a financial instrument included in the accompanying Consolidated Balance Sheets approximate fair value.

   (i) Retirement Plans
    The Company has retirement plans covering substantially all non-union employees. Costs with respect to the noncontributory pension plans are determined actuarially and consist of current costs and amounts to amortize prior service costs and unrecognized gains and losses. The Company contribution under the profit sharing plan is determined annually by the Board of Directors.

   (j) Use of Estimates
    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   (k) Fiscal Year
    Effective January 1, 1998 the Company changed its fiscal year from December 31st to the Saturday nearest December 31st. Accordingly, 1999 and 1998 ended on January 1, 2000 and January 2, 1999, respectively.

   (l) Reclassifications
    Certain financial statement reclassifications have been made to prior year amounts to conform to comparable classifications followed in 1999.

(2) Inventories

    Inventories consist primarily of merchandise inventories. Substantially all of the Company's domestic inventories are valued on the last-in, first-out
(LIFO) method; the excess of replacement cost over the LIFO value of inventory was approximately $61,483,000 and $62,093,000 at January 1, 2000 and January 2, 1999, respectively. Indirect costs, consisting primarily of warehousing costs, are absorbed as inventory costs rather than period costs.

                          ACE HARDWARE CORPORATION
                                 ----------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(3) Short-Term Borrowings

    Short-term borrowings were utilized during 1999 and 1998. The maximum amount outstanding at any month-end during the period was $108.0 million in 1999 and $67.0 million in 1998. The weighted average interest rate effective as of January 1, 2000 and January 2, 1999 was 6.84% and 5.03%, respectively. Short-term borrowings outstanding as of January 1, 2000 and January 2, 1999 were $49.9 and $25.0 million, respectively. At January 1, 2000 the Company has available a revolving credit facility with a group of banks providing for $125 million in committed lines and also has available $85 million in uncommitted lines. The aggregate unused line of credit available at January 1, 2000 and January 2, 1999 was $160.1 million and $185.0 million, respectively. At January 1, 2000 the Company had no compensating balance requirements.

(4) Long-Term Debt

    Long-term debt is comprised of the following:

                                         January 1,         January 2,
                                            2000               1999
                                         ----------         ----------
                                                (000's omitted)

Notes Payable:
  $20,000,000 due in quarterly
    installments of $540,500 with
    interest payable quarterly at a
    fixed rate of 8.74%                  $    8,108         $   10,270
  $20,000,000 due in quarterly
    installments of $952,400 with
    interest payable quarterly at a
    fixed rate of 6.89%                         952              4,762
  $30,000,000 due in semi-annual
    installments of $2,000,000
    commencing June 22, 2001 with
    interest payable quarterly at a
    fixed rate of 6.47%                      30,000             30,000
  $20,000,000 due in quarterly
    installments of $714,300
    commencing September 15, 2004
    with interest payable quarterly
    at a fixed rate of 7.49%                 20,000             20,000
  $30,000,000 due in annual
    installments of $6,000,000
    commencing March 25, 2005 with
    interest payable quarterly at a
    fixed rate of 7.55%                      30,000             30,000
  $25,000,000 due in annual
    installments of $5,000,000
    commencing February 9, 2006 with
    interest payable quarterly at a
    fixed rate of 6.61%                      25,000             25,000
Liability under capitalized leases
  (see Note 10)                                 510              1,370
Installment notes with maturities
  through 2003 with various interest
  rates                                       1,392              1,452
                                         ----------         ----------
                                            115,962            122,854
Less current installments                     4,067              7,433
                                         ----------         ----------
                                         $  111,895         $  115,421
                                         ==========         ==========

   Aggregate maturities of long-term debt are $4,067,000, $6,678,000, $6,467,000, $5,750,000 and $5,429,000 in 2000 through 2004, respectively, and
$87,571,000 thereafter.

                       ACE HARDWARE CORPORATION
                              ----------
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(5) Patronage Dividends and Refund Certificates Payable

    The Company operates as a cooperative organization and has paid or will pay patronage dividends to member dealers on the portion of earnings derived from business done with such dealers. Patronage dividends are allocated in proportion to the volume of purchases by member dealers during the period. The amount of patronage dividends to be remitted in cash depends upon the level of dividends earned by each member outlet, varying from 20% on the total dividends under $5,000 and increasing by 5% on total dividends for each subsequent $2,500 earned to a maximum of 40% on total dividends exceeding $12,500. In 1999, amounts exceeding the cash portion will be distributed in the form of options (i.e. other property) excercisable by the dealers at a future date to acquire shares of the Company's ownership in a minority-owned investment. Amounts exceeding the cash and option portions will be distributed in the form of Class C $100 par value stock, to a maximum based upon the current year purchase volume or $20,000 whichever is greater, and thereafter in a combination of additional cash and patronage refund certificates having maturity dates and bearing interest as determined by the Board of Directors. A portion of the dealer's annual patronage dividends distributed under the above plan in a form other than cash can be applied toward payment of principal and interest on any balances outstanding for approved patronage financing programs.

    The patronage dividend composition for 1999, 1998 and 1997 follows:

                   Subordinated    Class             Patronage       Total
         Cash         Refund         C      Other    Financing     Patronage
        Portion    Certificates    Stock   Property  Deductions    Dividend
        -------    ------------    -----   --------  ----------    --------
                                    (000's omitted)

1999    $38,173       $12,249     $21,648   $10,190   $13,000       $95,260
1998     34,826        15,720      26,170      --      11,306        88,022
1997     29,943        13,726      22,366      --      10,118        76,153

    Patronage dividends are allocated on a fiscal year basis with issuance in the following year.

    The patronage refund certificates outstanding or issuable at January 1, 2000 are payable as follows:

                                                                Interest
           January 1,                              Amount         Rate
           ----------                              ------       --------
                                              (000's omitted)

           2000                                   $   373        7.00%
           2001                                     4,838        6.00
           2002                                     9,202        6.25
           2003                                    13,484        6.00
           2004                                    15,484        6.00
           2005                                    12,249        6.25

    A portion of the patronage refund certificates payable on January 1, 2000 were prepaid in 1999. Patronage refund certificates due on January 1, 2001 are classified as non-current liabilities as the due date extends beyond fiscal year ending December 30, 2000.

                         ACE HARDWARE CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(6) Retirement Plans

    The Company has defined benefit pension plans covering substantially all non-union employees. Benefits are based on years of service, highest average compensation (as defined) and the related profit sharing and primary social security benefit. Contributions to the plan are based on the Entry Age Normal, Frozen Initial Liability actuarial funding method and are limited to amounts that are currently deductible for tax reporting purposes. As of January 1, 2000 plan assets were held primarily in equities, mutual funds and group annuity contracts.

    Pension expense for the years included the following components:

                                  January 1,      January 2,      December 31,
                                     2000            1999             1997
                                  -----------     -----------     -----------
                                               (000's omitted)

  Service cost - benefits earned
    during the period               $    309        $    293        $    358
  Interest cost on projected
    benefit obligation                   399             428             351
  Expected return on plan assets        (733)           (710)           (630)
  Net amortization and deferral          125              87              53
                                  -----------     -----------     -----------
  Net periodic pension expense      $    100        $     98        $    132
                                  ===========     ===========     ===========

   The following table sets forth the funded status of the plans and amounts recognized in the Company's Consolidated Balance Sheets at January 1, 2000 and January 2, 1999:

                                           January 1,        January 2,
                                              2000              1999
                                           -----------        -----------
                                                  (000's omitted)

Change in benefit obligation:

  Benefit obligation at beginning of year  $    5,341        $    5,041
  Service cost                                    309               293
  Interest cost                                   399               428
  Actuarial losses (gains)                       (213)              325
  Benefits paid                                  (424)             (746)
                                           -----------       -----------
Benefit obligation at end of year               5,412             5,341
                                           -----------       -----------
Change in plan assets:

  Fair value of plan assets at beginning
    of year                                     9,448             9,122
  Actual return on plan assets                  1,198             1,001
  Employer contribution                            71                71
  Benefits paid                                  (424)             (746)
                                           -----------       -----------
Fair value of plan assets at end of year       10,293             9,448
                                           -----------       -----------
  Funded status                                 4,881             4,107
  Unrecognized transition asset                   (78)              (91)
  Unamortized prior service cost                 (583)             (631)
  Unrecognized net actuarial gains             (3,634)           (2,776)
                                           -----------       -----------
Prepaid pension cost included in other
  assets                                   $      586        $      609
                                           ===========       ===========

                       ACE HARDWARE CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

   The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.75% in 1999 and 7.0% in 1998. The related expected long-term rate of return was 8.0% in 1999 and 1998. The rate of increase in future compensation was projected using actuarial salary tables plus 1.0% in 1999 and 1998. The Company will terminate the Employees' Pension Plan and Trust effective April 30, 2000. The Company does not believe that the termination will have a material adverse effect upon the financial condition or results of operations of the Company.

   The Company also participates in several multi-employer plans covering union employees. Amounts charged to expense and contributed to the plans totaled approximately $233,000, $216,000 and $225,000 in 1999, 1998 and 1997,
respectively.

   The Company's profit sharing plan contribution for the years ended 1999, 1998 and 1997 was approximately $15,071,000, $13,746,000 and $12,240,000, respectively.

(7)Income Taxes

   As a cooperative, the Company distributes substantially all of its patronage sourced earnings to its members in the form of patronage dividends. The 1999, 1998 and 1997 provisions for federal income taxes were $1,000,000, $1,105,000 and $1,501,000, respectively, and for state income taxes were $833,000, $631,000 and $409,000, respectively.

   The Company made tax payments of $2,755,000, $1,374,000 and $2,807,000 during 1999, 1998 and 1997, respectively.

(8)Member Dealers' Equity

   The Company's classes of stock are described below:

                                                Number of Shares at
                                                -------------------
                                            January 1,      January 2,
                                               2000            1999
                                           ------------    ------------

   Class A Stock, voting, redeemable at
     par value -
       Authorized                                10,000          10,000
       Issued and outstanding                     3,856           3,846
   Class B Stock, nonvoting, redeemable
     at not less than  twice par value-
       Authorized                                 6,500           6,500
       Issued                                     6,499           6,499
       Outstanding                                2,432           2,592
       Treasury stock                             4,067           3,907
   Class C Stock, nonvoting, redeemable at
     not less than par value -
       Authorized                             4,000,000       4,000,000
       Issued and outstanding                 2,412,255       2,265,718
       Issuable as patronage dividends          216,480         261,700
   Additional stock subscribed:
       Class A Stock                                118              60
       Class B Stock                                 --              --
       Class C Stock                             14,520           9,550

                           ACE HARDWARE CORPORATION
                                  ----------
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

   At January 1, 2000 and January 2, 1999 there were no common shares reserved for options, warrants, conversions or other rights; nor were any options granted or exercised during the two years then ended.

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

   Transactions during 1997, 1998 and 1999 affecting treasury shares follow:

                                         Shares Held in Treasury
                                         -----------------------
                                   Class A       Class B       Class C
                                   --------      --------      ---------
Balance at December 31, 1996            --         3,603             --
  Stock issued                          --            --             --
  Stock repurchased                    299           180        123,964
  Stock retired                       (299)           --       (123,964)
                                   --------      --------      ---------
Balance at December 31, 1997            --         3,783             --
  Stock issued                          --            --             --
  Stock repurchased                    243           124        105,639
  Stock retired                       (243)           --       (105,639)
                                   --------      --------      ---------
Balance at January 2, 1999              --         3,907             --
  Stock issued                          --            --             --
  Stock repurchased                    228           160        119,614
  Stock retired                       (228)           --       (119,614)
                                   --------      --------      ---------
Balance at January 1, 2000              --         4,067             --
                                   ========      ========      =========

                        ACE HARDWARE CORPORATION
                               ----------
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(9)Segments

   The Company is principally engaged as a wholesaler of hardware and related products and manufacturer of paint products. The Company identifies segments based on management responsibility and the nature of the business activities of each component of the Company. The Company measures segment earnings as operating earnings including an allocation for interest expense and income taxes. Information regarding the identified segments and the related reconciliation to consolidated information are as follows:

                                                                 January 1, 2000
                                                                 ---------------
                                                                 (000's omitted)

                                                                              Elimination of
                                                        Paint                  Intersegment
                                     Wholesale      Manufacturing    Other      Activities      Consolidated
                                     ---------      -------------    -----    --------------    ------------
Net sales from external customers   $3,128,269       $  27,268      $26,265            --         $3,181,802
Intersegment sales                      22,647         100,758           --      (123,405)                --
Interest expense                        16,651           1,383          590        (1,973)            16,651
Depreciation                            21,022           1,589          785            --             23,396
Segment earnings (loss)                 85,574           9,475       (1,819)         (668)            92,562
Identifiable segment assets          1,010,754          42,921       40,235       (12,426)         1,081,484
Expenditures for long-lived assets      35,446           2,846        5,201            --             43,493

                                                                 January 2, 1999
                                                                 ---------------
                                                                 (000's omitted)

                                                                              Elimination of
                                                     Paint                  Intersegment
                                     Wholesale   Manufacturing    Other      Activities      Consolidated
                                     ---------   -------------    -----    --------------    ------------
Net sales from external customers   $3,086,913    $  20,798     $12,669            --          $3,120,380
Intersegment sales                      13,701       93,536          --      (107,237)                 --
Interest expense                        17,350        1,464         244        (1,708)             17,350
Depreciation                            19,808        1,392         336            --              21,536
Segment earnings (loss)                 78,442       10,364        (382)         (464)             87,960
Identifiable segment assets            983,354       34,215      39,030        (9,019)          1,047,580
Expenditures for long-lived assets      16,331          937       3,768            --              21,036

                                                               December 31, 1997
                                                               -----------------
                                                                (000's omitted)

                                                                              Elimination of
                                                        Paint                  Intersegment
                                     Wholesale      Manufacturing    Other      Activities      Consolidated
                                     ---------      -------------    -----    --------------    ------------
Net sales from external customers   $2,882,457       $  18,788      $ 6,014            --         $2,907,259
Intersegment sales                       4,377          89,490           --       (93,867)                --
Interest expense                        14,816           1,005           88        (1,093)            14,816
Depreciation                            17,977           1,371          146            --             19,494
Segment earnings (loss)                 64,844          11,306          432          (195)            76,387
Identifiable segment assets            928,401          28,957       24,206        (4,086)           977,478
Expenditures for long-lived assets      40,860             806        1,255            --             42,921

                       ACE HARDWARE CORPORATION
                              ----------
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Net sales and long-lived assets by geographic region based upon customer location for 1999, 1998 and 1997 were as follows:

                   January 1, 2000     January 2, 1999     December 31, 1997
                   ---------------     ---------------     -----------------
                                       (000's omitted)

Net sales:
  United States       $2,975,567          $2,903,906           $2,717,881
  Foreign countries      206,235             216,474              189,378
                   ---------------     ---------------     -----------------
    Total             $3,181,802          $3,120,380           $2,907,259
                   ===============     ===============     =================

Long-lived assets,
  net:
  United States       $  242,743          $  222,148           $  230,036
  Foreign countries        4,431               5,306                6,491
                   ---------------     ---------------     -----------------
    Total             $  247,174          $  227,454           $  236,527
                   ===============     ===============     =================

(10)Commitments

   Leased property under capital leases is included as "Property and Equipment" in the Consolidated Balance Sheets as follows:

                                             January 1,        January 2,
                                                2000              1999
                                             ----------        ----------
                                                   (000's omitted)

   Data processing equipment                     $3,598            $3,600
   Less: accumulated depreciation and
     amortization                                (2,711)           (1,905)
                                             ----------        ----------
                                                 $  887            $1,695
                                             ==========        ==========

   The Company rents buildings and warehouse, office and certain other equipment under capital and operating leases. At January 1, 2000 annual minimum rental commitments under leases that have initial or remaining noncancelable terms in excess of one year are as follows:

Year Ending,                                   Capital          Operating
                                               -------          ---------
                                                   (000's omitted)
2000                                            $  454            $17,313
2001                                                93             15,407
2002                                                --             10,454
2003                                                --              7,429
2004                                                --              6,352
Thereafter                                          --             18,073
                                               -------          ---------
  Total minimum lease payments                     547            $75,028
                                                                =========
Less amount representing interest                   37
                                               -------
Present value of total minimum lease payments   $  510
                                               =======

                         ACE HARDWARE CORPORATION
                                ----------
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

   All leases expire prior to 2014. Under certain leases, the Company pays real estate taxes, insurance and maintenance expenses in addition to rental expense. Management expects that in the normal course of business, leases that expire will be renewed or replaced by other leases. Rent expense was approximately $39,149,000, $37,023,000 and $33,343,000 in 1999, 1998 and 1997, respectively.
Rent expense includes $7,352,000, $6,004,000 and $5,956,000 in contingent rentals paid in 1999, 1998 and 1997, respectively, primarily for transportation equipment mileage.

(11)Media Expense

   The Company expenses media costs the first time the advertising takes place. Gross media expense, prior to income offsets from dealers and suppliers, amounting to $79,639,000, $70,254,000 and $65,013,000 was charged to operations in 1999, 1998 and 1997, respectively.

(12)Interest Expense

   Interest paid was $16,326,000, $16,553,000 and $15,281,000 in 1999, 1998 and
1997, respectively, net of capitalized interest of $234,000 and $1,022,000 in 1999 and 1997.