Form 10-Q
period 2000-04-01
ACE HARDWARE CORP
filed 2000-05-15
CIK 2024

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For the Period ended April 1, 2000 Commission File Number  2-63880


                          ACE HARDWARE CORPORATION
           (Exact name of registrant as specified in its charter)


            DELAWARE                                       36-0700810
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                      Identification No.)


   2200 Kensington Court, Oak Brook, IL                 60523
  (Address of principal executive offices)            (Zip code)


Registrant's telephone number, including area code    (630) 990-6600


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


                 Class                        Outstanding at April 1, 2000
-------------------------------------         -----------------------------
Class A Voting Stock - $1,000 par value             3,816	shares
Class B Stock        - $1,000 par value             2,380	shares
Class C Stock        - $  100 par value         2,594,392	shares


                          ACE HARDWARE CORPORATION

                                    INDEX


Part I. - Financial Information:                                  Page No.
                                                                  --------

	Item 1. Condensed Consolidated Financial Statements


           Condensed Consolidated Balance Sheets -
               April 1, 2000 and January 1, 2000                     1


           Condensed Consolidated Statements of Earnings and
               Condensed Consolidated Statements of Comprehensive
               Income - Thirteen Weeks Ended April 1, 2000
               and April 3, 1999                                     2


           Condensed Consolidated Statements of Cash Flows -
               Thirteen Weeks Ended April 1, 2000
               and April 3, 1999                                     3


           Notes to Condensed Consolidated Financial Statements    4 - 5


	Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                6 - 7


	Item 3. Quantitative and Qualitative Disclosures About
                Market Risk                                          8


Part II. - Other Information


        Item 6. Exhibits and Reports on Form 8-K                     9



                        PART I.  FINANCIAL INFORMATION
                           ACE HARDWARE CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 April 1,         January 1,
                                                   2000              2000
                                             ---------------   ---------------
                                                      (000's omitted)

                ASSETS

Current Assets:
Cash                                         $      32,024     $      35,422
Accounts Receivable, Net                           406,753           370,879
Merchandise Inventory                              415,154           373,090
Prepaid Expenses and Other Current Assets           14,020            13,341
                                             ---------------   ---------------
Total Current Assets                               867,951           792,732

Property and Equipment, Net                        250,012           247,174
Other Assets                                        48,977            41,578
                                             ---------------   ---------------
Total Assets                                 $   1,166,940     $   1,081,484
                                             ===============   ===============

               LIABILITIES AND MEMBER DEALERS' EQUITY

Current Liabilities:
Current Installment of Long-Term Debts       $       2,970     $       4,067
Short-Term Borrowings                               88,840            49,869
Accounts Payable                                   499,917           449,497
Patronage Dividends Payable in Cash                 44,431            38,173
Patronage Refund Certificates Payable                4,825               373
Accrued Expenses                                    58,881            69,990
                                             ---------------   ---------------
Total Current Liabilities                          699,864           611,969

Notes Payable                                      111,221           111,895
Patronage Refund Certificates Payable               53,740            55,257
Other Long-Term Liabilities                         22,748            22,400
                                             ---------------   ---------------
Total Liabilities                                  887,573           801,521

Member Dealers' Equity:
Class A Stock of $1,000  Par Value                   3,915             3,856
Class B Stock of $1,000  Par Value                   6,499             6,499
Class C Stock of $100  Par Value                   241,476           241,226
Class C Stock of $100  Par Value, Issuable          25,977            21,648
Additional Stock Subscribed, Net of Unpaid
  Portion                                              510               498
Retained Earnings                                     (541)              594
Contributed Capital                                 13,485            13,485
Accumulated Other Comprehensive Income                 235               291
                                             ---------------   ---------------
Total Member Dealers' Equity                       291,556           288,097
Less: Treasury Stock, at Cost                       12,189             8,134
                                             ---------------   ---------------
Total Member Dealers' Equity                       279,367           279,963

Total Liabilities and Member Dealers Equity  $   1,166,940     $   1,081,484
                                             ===============   ===============

See accompanying notes to condensed consolidated financial statements.


                         ACE HARDWARE CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                                           Thirteen Weeks Ended  Thirteen Weeks Ended
                                               April 1,              April 3,
                                                 2000                  1999
                                             ----------------      ----------------
                                                        (000's omitted)

Net Sales                                   $     701,009         $     774,225
Cost of Sales                                     633,951               711,050
                                             ----------------      ----------------
     Gross Profit                                  67,058                63,175

Operating Expenses:
     Warehouse and Distribution                    11,026                10,295
     Selling, General and Administrative           23,602                22,699
     Retail Success and Development                17,029                10,969
                                             ----------------      ----------------
     Total Operating Expenses                      51,657                43,963
                                             ----------------      ----------------
     Operating Income                              15,401                19,212

     Interest Expense                              (4,702)               (3,844)
     Other Income, Net                              3,137                 2,191
     Income Taxes                                     510                  (250)
                                             ----------------      ----------------
Net Earnings                                 $      14,346         $      17,309
                                             ================      ================
Distribution of Net Earnings:
     Patronage Dividend                      $      15,481         $      18,738
     Retained Earnings                              (1,135)               (1,429)
                                             ----------------      ----------------
Net Earnings                                 $      14,346         $      17,309
                                             ================      ================


         CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                  Thirteen Weeks Ended  Thirteen Weeks Ended
                                        April 1,              April 3,
                                          2000                  1999
                                    ----------------      ----------------
                                               (000's omitted)

Net Earnings                        $      14,346         $      17,309
Foreign currency translation, net             (56)                   44
                                    ----------------      ----------------
Comprehensive Income                $      14,290         $      17,353
                                    ================      ================

See accompanying notes to condensed consolidated financial statements.



                        ACE HARDWARE CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                   Thirteen Weeks Ended  Thirteen Weeks Ended
                                                         April 1,              April 3,
                                                           2000                  1999
                                                     ----------------      ----------------
                                                                (000's omitted)
Operating Activities:
      Net Earnings                                   $     14,346          $     17,309

   Adjustments to reconcile net earnings
   to net cash provided by operating activities:
      Depreciation                                          6,116                 5,580
      Increase in accounts receivable, net                (35,874)              (57,100)
      Increase in merchandise inventory                   (42,064)              (36,447)
      Decrease (Increase) in prepaid expenses                (679)                  922
         and other current assets
      Increase in accounts payable and accrued
        expense                                            39,311                50,873
      Increase in other long-term liabilities                 348                   606
                                                     ----------------      ----------------
   Net Cash Used In Operating Activities                  (18,496)              (18,257)

Investing Activities:
      Purchases of property and equipment, net             (8,954)               (4,864)
      Decrease (Increase) in other assets                  (7,455)               (4,453)
                                                     ----------------      ----------------
   Net Cash Used In Investing Activities                  (16,409)               (9,317)

Financing Activities:
      Proceeds of short-term borrowings, net               38,971                36,000
      Principal payments on long-term debt                 (1,772)               (3,280)
      Payments on refund certificates and
         patronage financing programs                      (2,114)              (23,641)
      Proceeds from sale of common stock                      477                   466
      Repurchase of common stock                           (4,055)               (3,830)
                                                     ----------------      ----------------
   Net Cash Provided By Financing Activities               31,507                 5,715
                                                     ----------------      ----------------
   Decrease in Cash and Cash Equivalents                   (3,398)              (21,859)

   Cash and Cash Equivalents at Beginning of Period        35,422                53,901
                                                     ----------------      ----------------
   Cash and Cash Equivalents at End of Period        $     32,024          $     32,042
                                                     ================      ================

See accompanying notes to condensed consolidated financial statements.






                            ACE HARDWARE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1)  General

    The condensed consolidated interim period financial statements presented herein do not include all of the information and disclosures customarily provided in annual financial statements and they have not been audited, as permitted by the rules and regulations of the Securities and Exchange Commission. The consolidated interim period financial statements should be read in conjunction with the annual financial statements included in the Annual Report on Form 10-K. In the opinion of management, these financial statements have been prepared in conformity with generally accepted accounting principles and reflect all adjustments necessary for a fair statement of the results of operations and cash flows for the interim periods ended April 1, 2000 and April 3, 1999 and of it's financial position as of April 1, 2000. All such adjustments are of a normal recurring nature. The results of operations for the thirteen week periods ended April 1, 2000 and April 3, 1999 are not necessarily indicative of the results of operations for a full year.

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

3)  Reclassifications

    Certain financial statement reclassifications have been made to prior year and prior quarter amounts to conform to comparable classifications followed in 2000.


	                     -4-
4)  Segments

    The Company is principally engaged as a wholesaler of hardware and related products and manufactures paint products. The Company identifies segments based on management responsibility and the nature of the business activities of each component of the Company. The Company measures segments earnings as operating earnings including an allocation for administrative expenses, interest expense and income taxes. Information regarding the identified segments and the related reconciliation to consolidated information is as follows:

                                                             Thirteen Weeks Ended
                                                                 April 1, 2000
                                  ----------------------------------------------------------------------
                                                                           Elimination
                                                      Paint                Intersegment
                                      Wholesale   Manufacturing    Other    Activities   Consolidated
                                      ---------   -------------    -----    ----------   ------------
Net Sales from External Customers       686,781           5,001    9,227            -         701,009
Intersegment Sales                        4,535          23,372       -        (27,725)            -
Segment Earnings (Loss)                  13,123           2,171     (893)          (55)        14,346


                                                             Thirteen Weeks Ended
                                                                 April 3, 1999
                                  ----------------------------------------------------------------------
                                                                           Elimination
                                                     Paint                 Intersegment
                                      Wholesale  Manufacturing     Other    Activities   Consolidated
                                      ---------  -------------     -----    ----------   ------------
Net Sales from External Customers       765,624          4,515     4,086            -         774,225
Intersegment Sales                        4,999         27,596        -        (32,595)            -
Segment Earnings (Loss)                  15,554          2,679      (804)         (102)        17,309

5)  Business Combination

    On June 30, 1999 the Company entered into a business combination agreement with Builder Marts of America, Inc. (BMA) to combine the LBM Division of the Company with BMA. Under this agreement, the Company contributed defined business assets (primarily vendor rebate receivables, fixed assets and inventories) for a non-controlling interest in the combined entity. The investment in the combined entity is accounted for under the equity method of accounting. The accompanying consolidated financial statements include the financial results of the LBM Division through the closing date of August 2, 1999. Accordingly, the accompanying financial statements for the thirteen weeks ended April 1, 2000 do not include activity for the LBM Division of the Company.

                           ACE HARDWARE CORPORATION
                           ------------------------
            PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            -------------------------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


Thirteen Weeks Ended April 1, 2000 compared to Thirteen Weeks
-------------------------------------------------------------
Ended April 3, 1999.
--------------------

Results of Operations
---------------------

The total sales decrease of 9.4% was affected by the business combination of Ace LBM with BMA. As a result of this transaction, LBM sales are not reported within the Company's sales results after August 2, 1999. Basic business sales increased 9.1% in 2000 primarily due to increased existing retailer volume, targeted efforts on new store development within our retailer base, conversions to the Ace program and additional sales to non-members. Domestic and International basic business sales increased 9.6% and .6%, respectively, for the first quarter.

Gross profit increased $3.9 million and increased as a percent of total sales from 8.2% in 1999 to 9.6% in 2000. The increase as a percent of sales results primarily from the loss of lower margin LBM sales volume since August 1999. Basic business gross profit improved slightly for the quarter as a percent of basic business sales (9.0% in 2000 vs. 9.48% in 1999) due to higher vendor rebates, increased margin from retail operations and lower inventory adjustments. Higher costs absorbed into inventory partially offset this positive improvement for the quarter.

Warehouse and distribution expenses increased $731,000 over 1999 and increased as a percent of total sales from 1.33% in 1999 to 1.57% in 2000. As a percent to basic business sales, these costs decreased from 1.60% in 1999 to 1.57% in 2000. Increased warehouse and distribution costs required to support increased sales through distribution centers along with pre-opening costs associated with a new distribution facility are partially offset by higher logistics income for the quarter.

Selling, general and administrative expenses increased $903,000 or 4.0% and increased as a percent of total sales due to increased information technology costs partially offset by decreased LBM Division costs.

Retail success and development expenses increased $6.1 million due to costs associated with additional company-owned stores, costs to support retail computer initiatives, increased retail field personnel costs and new business development costs.

Interest expense increased $858,000 due to increased average borrowing levels and increased interest rates. The increase in borrowing levels is due primarily to the construction of a distribution center and increased retailer dating programs.

Other income increased $946,000 primarily due to income realized on non-controlling investments in affiliates.

Income taxes decreased due to decreased income from non-patronage activities. Operating losses from non-patronage activities resulted in an income tax benefit for the quarter.

Liquidity and Capital Resources
-------------------------------

The Company expects that existing and internally generated funds, along with new and established lines of credit and long-term financing, will continue to be sufficient in the foreseeable future to finance the Company's working capital requirements and patronage dividend and capital expenditures programs.

Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk


          There have been no material changes in the Company's market risk during the thirteen week period ended April 1, 2000. For additional information, refer to Item 7a in the Company's Annual Report on Form 10-K for the year ended January 1, 2000.

                          PART II. OTHER INFORMATION
                          --------------------------
                           ACE HARDWARE CORPORATION
                           ------------------------


Item 6. Exhibits and Reports on Form 8-K.

          (b)  A Form 8-K was filed on May 2, 2000 containing:

                .Plan of Distribution of patronage dividends with
                 respect to purchases of merchandise made from the Registrant from January 1, 1999 adopted by the Board of Directors, and

                .Notice of Annual Meeting of Stockholders on June 5,
                 2000 and Proxy solicited by Board of Directors and related information.

                                 SIGNATURE









Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









    ACE HARDWARE CORPORATION
--------------------------------



       LORI L. BOSSMANN                    DATE
       Lori L. Bossmann
  Vice President, Finance

(Principal Accounting Officer, and duly
  authorized Officer of the registrant)