Form 10-Q
period 2000-07-01
ACE HARDWARE CORP
filed 2000-08-15
CIK 2024

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


    For the Period ended July 1, 2000 Commission File Number  2-63880


                         ACE HARDWARE CORPORATION
          (Exact name of registrant as specified in its charter)


           DELAWARE                                       36-0700810
    (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                     Identification No.)


   2200 Kensington Court, Oak Brook, IL                  60523
  (Address of principal executive offices)             (Zip code)


Registrant's telephone number, including area code     (630) 990-6600


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


                 Class                          Outstanding at July 1, 2000
---------------------------------------         ---------------------------
Class A Voting Stock - $1,000 par value               3,833      shares
Class B Stock        - $1,000 par value               2,332      shares
Class C Stock        - $  100 par value           2,569,525      shares




                           ACE HARDWARE CORPORATION

                                     INDEX


Part I. - Financial Information:                                  Page No.
                                                                  --------

        Item 1. Condensed Consolidated Financial Statements (Unaudited)


           Condensed Consolidated Balance Sheets -
               July 1, 2000 and January 1, 2000                      1


           Condensed Consolidated Statements of Earnings and
               Condensed Consolidated Statements of Comprehensive
               Income - Twenty-six Weeks and Thirteen Weeks Ended
               July 1, 2000 and July 3, 1999                         2


           Condensed Consolidated Statements of Cash Flows -
               Twenty-six Weeks Ended July 1, 2000 and
               July 3, 1999                                          3


           Notes to Condensed Consolidated Financial Statements    4 - 6


	Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                7 - 9


	Item 3. Quantitative and Qualitative Disclosures About
                Market Risk                                          10


Part II. - Other Information


	Item 4. Submission of Matters to a Vote of Security
                Holders                                              11


        Item 6. Exhibits and Reports on Form 8-K                     12


                       PART I.  FINANCIAL INFORMATION
                          ACE HARDWARE CORPORATION
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                             (000's omitted)
                               (Unaudited)

                                                  July 1,         January 1,
                                                   2000              2000
                                             ---------------    --------------


             ASSETS

Current Assets:
Cash and Cash Equivalents                    $      36,630      $      35,422
Accounts Receivable, Net                           459,725            370,879
Merchandise Inventory                              413,520            373,090
Prepaid Expenses and Other Current Assets           15,072             13,341
                                             ---------------    --------------
Total Current Assets                               924,947            792,732

Property and Equipment, Net                        261,471            247,174
Other Assets                                        52,508             41,578
                                             ---------------    --------------
Total Assets                                 $   1,238,926      $   1,081,484
                                             ===============    ==============

            LIABILITIES AND MEMBER DEALERS' EQUITY

Current Liabilities:
Current Installment of Long-Term Debt        $       4,970      $       4,067
Short-Term Borrowings                               91,788             49,869
Accounts Payable                                   579,578            449,497
Patronage Dividends Payable in Cash                 16,792             38,173
Patronage Refund Certificates Payable                4,812                373
Accrued Expenses                                    67,128             69,990
                                             ---------------    --------------
Total Current Liabilities                          765,068            611,969

Notes Payable                                      108,808            111,895
Patronage Refund Certificates Payable               59,010             55,257
Other Long-Term Liabilities                         23,654             22,400
                                             ---------------    --------------
Total Liabilities                                  956,540            801,521

Member Dealers' Equity:
Class A Stock of $1,000  Par Value                   3,997              3,856
Class B Stock of $1,000  Par Value                   6,499              6,499
Class C Stock of $100  Par Value                   263,926            241,226
Class C Stock of $100  Par Value, Issuable          10,929             21,648
Additional Stock Subscribed, Net of Unpaid             450                498
  Portion
Retained Earnings                                   (1,181)               594
Contributed Capital                                 13,485             13,485
Accumulated Other Comprehensive Income                (266)               291
                                             ---------------    --------------
Total Member Dealers' Equity                       297,839            288,097
Less: Treasury Stock, at Cost                       15,453              8,134
                                             ---------------    --------------
Total Member Dealers' Equity                       282,386            279,963

Total Liabilities and Member Dealers Equity  $   1,238,926      $   1,081,484
                                             ===============    ==============

See accompanying notes to condensed consolidated financial statements.


                           ACE HARDWARE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                (000's omitted)
                                  (Unaudited)

                                                Thirteen Weeks Ended                      Twenty-six Weeks Ended
                                                --------------------                      ----------------------
                                             July 1,              July 3,              July 1,              July 3,
                                              2000                 1999                 2000                 1999
                                         --------------       --------------       --------------       --------------

Net Sales                                $     807,116        $     907,308        $   1,508,125        $   1,681,533
Cost of Sales                                  728,224              829,256            1,362,175            1,540,306
                                         --------------       --------------       --------------       --------------
    Gross Profit                                78,892               78,052              145,950              141,227

Operating Expenses:
    Warehouse and Distribution                   9,815                9,079               20,841               19,374
    Selling, General and Administration         22,646               22,132               46,248               44,831
    Retail Success and Development              18,588               12,491               35,617               23,460
                                         --------------       --------------       --------------       --------------
    Total Operating Expenses                    51,049               43,702              102,706               87,665
                                         --------------       --------------       --------------       --------------
    Operating Income                            27,843               34,350               43,244               53,562

    Interest Expense                            (5,264)              (4,593)              (9,966)              (8,437)
    Other Income, net                            2,817                2,119                5,954                4,310
    Income Taxes                                   148                 (587)                 658                 (837)
                                         --------------       --------------       --------------       --------------
Net Earnings                             $      25,544        $      31,289        $      39,890        $      48,598
                                         ==============       ==============       ==============       ==============
Distribution of Net Earnings:
    Patronage Dividend                   $      26,184        $      31,154        $      41,665        $      49,892
    Retained Earnings                             (640)                 135               (1,775)              (1,294)
                                         --------------       --------------       --------------       --------------
Net Earnings                             $      25,544        $      31,289        $      39,890        $      48,598
                                         ==============       ==============       ==============       ==============


                 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                       (000's omitted)
                                         (Unaudited)

                                           Thirteen Weeks Ended                       Twenty-six Weeks Ended
                                        July 1,             July 3,               July 1,              July 3,
                                         2000                1999                  2000                 1999
                                    --------------       --------------       --------------       --------------

Net Earnings                        $      25,544        $      31,289        $      39,890        $      48,598
Foreign currency translation, net            (501)                  58                 (557)                 102
                                    --------------       --------------       --------------       --------------
Comprehensive Income                $      25,043        $      31,347        $      39,333        $      48,700
                                    ==============       ==============       ==============       ==============

See accompanying notes to condensed consolidated financial statements.



                                  ACE HARDWARE CORPORATION
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (000's omitted)
                                        (Unaudited)


                                                   Twenty-Six Weeks End   Twenty-Six Weeks Ended
                                                          July 1,                July 3,
                                                           2000                   1999
                                                      --------------         --------------

Operating Activities:
      Net Earnings                                    $     39,890           $     48,598

   Adjustments to reconcile net earnings
   to net cash provided by operating activities:
      Depreciation                                          12,221                 11,026
      Increase in accounts receivable, net                 (88,846)               (70,128)
      Increase in merchandise inventory                    (40,430)                  (887)
      Increase in prepaid expenses
        and other current assets                            (1,731)                (3,141)
      Increase in accounts payable and accrued
        expense                                            127,219                 55,866
      Increase in other long-term liabilities                1,254                  1,619
                                                      --------------         --------------
   Net Cash Provided by Operating Activities                49,577                 42,953

Investing Activities:
      Purchases of property and equipment, net             (26,518)               (14,571)
      Increase in other assets                             (11,487)                (8,567)
                                                      --------------         --------------
   Net Cash Used In Investing Activities                   (38,005)               (23,138)

Financing Activities:
      Proceeds of short-term borrowings, net                41,919                 30,000
      Principal payments on long-term debt                  (2,184)                (4,939)
      Payments on refund certificates and
           patronage financing programs                     (5,752)               (28,741)
      Proceeds from sale of common stock                     1,145                    811
      Repurchase of common stock                            (7,319)                (6,623)
      Payments of cash portion of patronage
        dividends                                          (38,173)               (34,826)
                                                      --------------         --------------
   Net Cash Used In Financing Activities                   (10,364)               (44,318)
                                                      --------------         --------------
   Increase (Decrease) in Cash and Cash Equivalents          1,208                (24,503)

   Cash and Cash Equivalents at Beginning of Period         35,422                 53,901
                                                      --------------         --------------
   Cash and Cash Equivalents at End of Period         $     36,630           $     29,398
                                                      ==============         ==============

See accompanying notes to condensed consolidated financial statements.


                           ACE HARDWARE CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1)  General

    The condensed consolidated interim period financial statements presented herein do not include all of the information and disclosures customarily provided in annual financial statements and have not been audited, as permitted by the rules and regulations of the Securities and Exchange Commission. The condensed consolidated interim period financial statements should be read in conjunction with the annual financial statements included in the Annual Report on Form 10-K. In the opinion of management, these financial statements have been prepared in conformity with generally accepted accounting principles and reflect all adjustments necessary for a fair statement of the results of operations and cash flows for the interim periods ended July 1, 2000 and July 3, 1999 and of it's financial position as of July 1, 2000. All such adjustments are of a normal recurring nature. The results of operations for the thirteen week and twenty-six week periods ended July 1, 2000 and July 3, 1999 are not necessarily indicative of the results of operations for a full year.

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

                                                                  Twenty-six Weeks Ended
                                                                       July 1, 2000
                                           -----------------------------------------------------------------------
                                                                                    Elimination
                                                              Paint                 Intersegment
                                              Wholesale   Manufacturing    Other     Activities     Consolidated
                                              ---------   -------------    -----     ----------     ------------
Net Sales from External Customers             1,475,319      11,708        21,098           -         1,508,125
Intersegment Sales                               11,966      56,654            -        68,620              -
Segment Earnings (Loss)                          35,854       5,648        (1,497)        (115)          39,890


                                                                  Twenty-six Weeks Ended
                                                                       July 3, 1999
                                           -----------------------------------------------------------------------
                                                                                    Elimination
                                                              Paint                 Intersegment
                                              Wholesale   Manufacturing    Other     Activities     Consolidated
                                              ---------   -------------    -----     ----------     ------------
Net Sales from External Customers             1,659,658      12,393         9,482           -         1,681,533
Intersegment Sales                               11,225      56,514            -        (67,739)            -
Segment Earnings (Loss)                          44,324       5,358          (864)         (220)         48,598


                                                                   Thirteen Weeks Ended
                                                                       July 1, 2000
                                           -----------------------------------------------------------------------
                                                                                    Elimination
                                                              Paint                 Intersegment
                                              Wholesale   Manufacturing    Other     Activities     Consolidated
                                              ---------   -------------    -----     ----------     ------------
Net Sales from External Customers               788,538       6,707        11,871           -           807,116
Intersegment Sales                                7,613      33,282            -        (40,895)            -
Segment Earnings (Loss)                          22,731       3,477          (604)          (60)         25,544


                                                                   Thirteen Weeks Ended
                                                                       July 3, 1999
                                           -----------------------------------------------------------------------
                                                                                    Elimination
                                                              Paint                 Intersegment
                                              Wholesale   Manufacturing    Other     Activities     Consolidated
                                              ---------   -------------    -----     ----------     ------------
Net Sales from External Customers               894,034       7,878         5,396           -           907,308
Intersegment Sales                                6,226      28,918            -        (35,144)            -
Segment Earnings (Loss)                          28,774       2,675           (60)         (100)         31,289



5)  Business Combination

    On June 30, 1999 the Company entered into a business combination agreement with Builder Marts of America, Inc. (BMA) to combine the LBM Division of the Company with BMA. Under this agreement, the Company contributed defined business assets (primarily vendor rebate receivables, fixed assets and inventories) for a non-controlling interest in the combined entity. The investment in the combined entity will be accounted for under the equity method of accounting. The accompanying consolidated financial statements include the financial results of the LBM Division through the closing date of August 2, 1999. Accordingly, the accompanying financial statements for the twenty-six weeks ended July 1, 2000 do not include activity for the LBM Division of the Company.





                            ACE HARDWARE CORPORATION
                            ------------------------
             PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             -------------------------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


Thirteen Weeks Ended July 1, 2000 compared to Thirteen Weeks
------------------------------------------------------------
Ended July 3, 1999.
-------------------

Results of Operations

The total sales decrease for the quarter of 11.0% was affected by the business combination of Ace LBM with BMA. As a result of this transaction, LBM sales are not reported within the Company's sales results after August 2, 1999. Basic business sales increased 8.0% in 2000 primarily due to increased existing retailer volume, conversions to the Ace program and additional sales to non-members. Domestic and International basic business sales increased 7.7% and 14.8%, respectively.

Gross profit increased $840,000 and increased as a percent of total sales from 8.6% in 1999 to 9.8% in 2000. The increase, as a percent of sales, results primarily from the loss of lower margin LBM sales volume since August 1999. Basic business (excluding LBM) gross profit decreased for the quarter as a percent of basic business sales (9.8% in 2000 vs. 10.2% in 1999) due to higher costs absorbed into inventory and sales mix shifts towards the lower margin direct ship sales category. Higher vendor rebates combined with improved Corporate store retail margins partially offset the gross profit decline for the quarter.

Warehouse and distribution expenses increased $736,000 over 1999 and increased as a percent of total sales from 1.0% in 1999 to 1.2% in 2000. As a percent to basic business sales, these costs remained constant at 1.2%. Higher distribution wages required to support the increased sales volume combined with pre-opening costs for a new Loxley, Alabama distribution facility are partially offset by higher logistics income for the quarter.

Selling, general and administrative expenses increased $514,000 or 2.3% and increased as a percent of total sales due to increased information technology costs, lower convention income and expenses associated with opening the Loxley, Alabama distribution facility. Lower LBM Division costs partially offset these expense increases.

Retail success and development expenses increased $6.1 million due to operating costs associated with operating additional Corporate stores. Excluding Corporate store operating expenses, retail success and development expenses are up $2.9 million or 29.1% due to additional paint advertisment costs, costs to support retail computer initiatives and increased retail field personnel costs.

                            ACE HARDWARE CORPORATION
                            ------------------------
             PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             -------------------------------------------------------
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    ---------------------------------------------

Twenty-six Weeks Ended July 1, 2000 compared to Twenty-six Weeks
----------------------------------------------------------------
Ended July 3, 1999.
-------------------

Results of Operations
---------------------

The total sales decrease of 10.3% was affected by the business combination of Ace LBM with BMA. As a result of this transaction, LBM sales are not reported within the Company's sales results after August 2, 1999. Basic business sales increased 8.2% in 2000 primarily due to increased existing retailer volume, targeted efforts on new store development within our retailer base, conversions to the Ace program and additional sales to non-members. Domestic and International basic business sales increased 8.2% and 8.1%, respectively.

Gross profit increased $4.7 million and increased as a percent of total sales from 8.4% in 1999 to 9.7% in 2000. The increase, as a percent of sales, results primarily from the loss of lower margin LBM sales volume since August 1999. Basic business (excluding LBM) gross profit decreased slightly as a percent of basic business sales (9.7% in 2000 vs. 9.9% in 1999) due to a sales mix shift towards the lower margin direct ship sales category and higher warehousing costs absorbed into inventory. Higher vendor rebates combined with improved Corporate store gross margin partially offset the year-to-date gross profit decline.

Warehouse and distribution expenses increased $1.5 million over 1999 and increased as a percent of total sales from 1.2% in 1999 to 1.4% in 2000. As a percent of basic business sales, these costs remained constant at 1.4%. Higher distribution wages required to support the increased sales volume combined with pre-opening costs associated for a new Loxley, Alabama distribution facility are partially offset by higher logistics income.

Selling, general and administrative expenses increased $1.4 million or 3.2% and increased as a percent of total sales due to higher information technology costs, lower convention income and expenses associated with opening the Loxley, Alabama distribution facility. Lower LBM Division costs partially offset these expense increases.

Retail success and development expenses increased $12.2 million due to operating costs associated with operating additional Corporate stores. Excluding Corporate store operating expenses, retail success and development expenses are up $6.6 million or 36.2% due to additional paint advertising costs, costs to support retail computer initiatives, increased retail field personnel costs and costs to support the Vision 21 strategy.

Interest expense increased $1.5 million due to higher average borrowing levels and interest rates. The increased borrowing levels result from the construction of the Loxley, Alabama distribution center and increased retailer dating programs.

Other income increased $1.6 million primarily due to income realized on non-controlling investments in affiliates.

Income taxes decreased due to decreased income from non-patronage activities. Operating losses from non-patronage activities resulted in a net income tax benefit.


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



Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk


         There have been no material changes in the Company's market risk during the twenty-six week period ended July 1, 2000. For additional information, refer to Item 7a in the Company's Annual Report on Form 10-K for the year ended January 1, 2000.

                          PART II. OTHER INFORMATION
                          --------------------------
                           ACE HARDWARE CORPORATION
                           ------------------------

Item 4.  Submission of Matters to a Vote of Security Holders

         The following information is furnished with respect to matters submitted to a vote of the stockholders of the registrant at a meeting thereof held during the quarter covered by this report:

         (a)  Date of meeting:  June 5, 2000 - said meeting was an annual meeting.

         (b) 1. The following director was elected at said meeting for a three year term expiring in 2003:

                                   Richard A. Karp

              2. The following directors were reelected at said meeting for a three year term expiring in 2003:

                                   Eric R. Bibens II
                                   D. William Hagan
                                   Jennifer C. Anderson

              3. The names of the other directors other than the above elected directors whose terms of office as directors continue after the meeting are:

                                   Richard F. Baalmann, Jr.
                                   Richard W. Stine
                                   J. Thomas Glenn
                                   Daniel L. Gust
                                   Lawrence R. Bowman
                                   Howard J. Jung
                                   Mario R. Nathusius

                  Roger E. Peterson resigned from the Board of Directors on May 31, 2000.

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



					     -11-




                                 SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









    ACE HARDWARE CORPORATION
--------------------------------



       LORI L. BOSSMANN                    DATE   August 15, 2000
       Lori L. Bossmann
   Vice President, Finance

(Principal Accounting Officer, and duly
  authorized Officer of the registrant)