Form 10-Q
period 2000-09-30
ACE HARDWARE CORP
filed 2000-11-14
CIK 2024

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


 For the Period ended September 30, 2000 Commission File Number  2-63880


                           ACE HARDWARE CORPORATION
          (Exact name of registrant as specified in its charter)


              DELAWARE                                       36-0700810
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                     Identification No.)


    2200 Kensington Court, Oak Brook, IL                 60523
   (Address of principal executive offices)            (Zip code)


 Registrant's telephone number, including area code    (630) 990-6600


                          NOT APPLICABLE


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

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


                  Class                   Outstanding at September 30, 2000
 ---------------------------------------  ---------------------------------
 Class A Voting Stock - $1,000 par value             4,045 shares
 Class B Stock        - $1,000 par value             6,499 shares
 Class C Stock        - $  100 par value         2,642,648 shares







                         ACE HARDWARE CORPORATION

                                  INDEX


 Part I. - Financial Information:                                  Page No.
                                                                   --------

     Item 1. Condensed Consolidated Financial Statements


        Condensed Consolidated Balance Sheets -
            September 30, 2000 and January 1, 2000                     1

        Condensed Consolidated Statements of Earnings and
            Condensed Consolidated Statements of Comprehensive
            Income - Thirty-nine Weeks and Thirteen Weeks Ended
            September 30, 2000 and October 2, 1999                     2

        Condensed Consolidated Statements of Cash Flows -
            Thirty-nine Weeks Ended September 30, 2000 and
            October 2, 1999                                            3

        Notes to Condensed Consolidated Financial Statements        4 - 6


     Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                         7 - 9


     Item 3. Quantitative and Qualitative Disclosures About
        Market Risk                                                   10


 Part II. - Other Information


     Item 1. Legal Proceedings                                        11

     Item 2. Changes in Securities and Use of Proceeds                11

     Item 3. Defaults Upon Senior Securities                          11

     Item 4. Submission of Matters to a Vote of Security Holders      11

     Item 5. Other Information                                        11

     Item 6. Exhibits and Reports on Form 8-K                         11


                    PART I.  FINANCIAL INFORMATION
                       ACE HARDWARE CORPORATION
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                            (000's omitted)


                                            September 30,      January 1,
                                                2000              2000
                                            -------------    -------------
                                             (Unaudited)
           ASSETS
[S]                                         [C]              [C]
Current Assets:
Cash and Cash Equivalents                   $      47,573    $      35,422
Accounts Receivable, Net                          370,188          370,879
Merchandise Inventory                             442,837          373,090
Prepaid Expenses and Other Current Assets          15,455           13,341
                                            -------------     ------------
Total Current Assets                              876,053          792,732

Property and Equipment, Net                       256,100          247,174
Other Assets                                       54,601           41,578
                                            -------------     ------------
Total Assets                                $   1,186,754     $  1,081,484
                                            =============     ============

       LIABILITIES AND MEMBER DEALERS' EQUITY

Current Liabilities:
Current Installment of Long-Term Debt        $      4,874     $      4,067
Short-Term Borrowings                             148,797           49,869
Accounts Payable                                  453,206          449,497
Patronage Dividends Payable in Cash                26,132           38,173
Patronage Refund Certificates Payable               4,792              373
Accrued Expenses                                   68,128           69,990
                                             ------------     ------------
Total Current Liabilities                         705,928          611,969

Notes Payable                                     108,409          111,895
Patronage Refund Certificates Payable              63,616           55,257
Other Long-Term Liabilities                        24,714           22,400
                                             ------------     ------------
Total Liabilities                                 902,667          801,521

Member Dealers' Equity:
Class A Stock of $1,000  Par Value                  4,045            3,856
Class B Stock of $1,000  Par Value                  6,499            6,499
Class C Stock of $100  Par Value                  264,265          241,226
Class C Stock of $100  Par Value, Issuable         17,008           21,648
Additional Stock Subscribed, Net of Unpaid
 Portion                                              395              498
Retained Earnings (Deficit)                        (1,949)             594
Contributed Capital                                13,485           13,485
Accumulated Other Comprehensive Income               (668)             291
                                             ------------     ------------
Total Member Dealers' Equity                      303,080          288,097
Less: Treasury Stock, at Cost                      18,993            8,134
                                             ------------     ------------
Total Member Dealers' Equity                      284,087          279,963

Total Liabilities and Member Dealers' Equity $  1,186,754     $  1,081,484
                                             ============     ============

See accompanying notes to condensed consolidated financial statements.


                                              ACE HARDWARE CORPORATION
                                   CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                                 (000's omitted)
                                                   (Unaudited)

                                                 Thirteen Weeks Ended                        Thirty-nine Weeks Ended
                                                 --------------------                        -----------------------
                                           September 30,          October 2,           September 30,            October 2,
                                                2000                 1999                   2000                   1999
                                           --------------        -------------         --------------         -------------

Net Sales                                  $      718,933        $     787,104         $    2,227,058         $   2,468,637
Cost of Sales                                     648,615              714,281              2,019,848             2,263,100
                                           --------------        -------------         --------------         -------------
    Gross Profit                                   70,318               72,823                207,210               205,537

Operating Expenses:
    Warehouse and Distribution                      7,282                5,720                 21,398                19,394
    Selling, General and Administration            21,197               22,284                 66,131                65,928
    Retail Success and Development                 16,715               15,512                 52,332                38,972
                                           --------------        -------------         --------------         -------------
    Total Operating Expenses                       45,194               43,516                139,861               124,294
                                           --------------        -------------         --------------         -------------
    Operating Income                               25,124               29,307                 67,349                81,243

    Interest Expense                               (5,842)              (4,088)               (15,808)              (12,525)
    Other Income, net                               3,043                1,490                 10,016                 7,426
    Income Taxes                                       60                 (352)                   718                (1,189)
                                           --------------        -------------         --------------         -------------
Net Earnings                               $       22,385        $      26,357         $       62,275         $      74,955
                                           ==============        =============         ==============         =============
Distribution of Net Earnings:
    Patronage Dividends                    $       23,153        $      27,129         $       64,818         $      77,021
    Retained Earnings                                (768)                (772)                (2,543)               (2,066)
                                           --------------        -------------         --------------         -------------
Net Earnings                               $       22,385        $      26,357         $       62,275         $      74,955
                                           ==============        =============         ==============         =============

                                           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                                (000's omitted)
                                                                  (Unaudited)


                                                   Thirteen Weeks Ended                         Thirty-nine Weeks Ended
                                                   --------------------                         -----------------------
                                            September 30,          October 2,            September 30,           October 2,
                                                2000                 1999                    2000                   1999
                                           --------------         --------------         --------------         --------------
Net Earnings                              $       22,385         $       26,357         $       62,275         $       74,955
Foreign currency translation, net                   (402)                   766                   (959)                   868
                                           --------------         --------------         --------------         --------------
Comprehensive Income                      $       21,983         $       27,123         $       61,316         $       75,823
                                           ==============         ==============         ==============         ==============

See accompanying notes to condensed consolidated financial statements.

                            ACE HARDWARE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (000's omitted)
                                  (Unaudited)

                                                     Thirty-nine Weeks Ended       Thirty-nine Weeks Ended
                                                           September 30,                  October 2,
                                                               2000                          1999
                                                           -------------                -------------
Operating Activities:
      Net Earnings                                         $      62,275                $      74,955

   Adjustments to reconcile net earnings
   to net cash provided by operating activities:
      Depreciation                                                18,384                       17,396
      Decrease in accounts receivable, net                           691                       30,131
      Increase in merchandise inventory                          (69,747)                     (37,290)
      Increase in prepaid expenses and other                      (2,114)                      (2,869)
           current assets
      Increase (Decrease) in accounts payable and                  1,846                       (3,934)
           accrued expenses
      Increase in other long-term liabilities                      2,314                        2,793
                                                           -------------                -------------
   Net Cash Provided by Operating Activities                      13,649                       81,182

Investing Activities:
      Purchases of property and equipment, net                   (36,974)                     (27,723)
      Proceeds from sale of property and equipment                 9,664                          325
      Increase in other assets                                   (13,982)                     (19,421)
                                                           -------------                -------------
   Net Cash Used In Investing Activities                         (41,292)                     (46,819)

Financing Activities:
      Proceeds of short-term borrowings, net                      98,928                       30,000
      Principal payments on long-term debt                        (2,679)                      (6,207)
      Payments on refund certificates and
           patronage financing programs                           (8,900)                     (32,643)
      Proceeds from sale of common stock                           1,477                          147
      Repurchase of common stock                                 (10,859)                      (9,170)
      Payments of cash portion of patronage dividend             (38,173)                     (34,826)
                                                           -------------                -------------
   Net Cash Provided By (Used In) Financing Activities            39,794                      (52,699)
                                                           -------------                -------------
   Increase (Decrease) in Cash and Cash Equivalents               12,151                      (18,336)

   Cash and Cash Equivalents at Beginning of Period               35,422                       53,901
                                                           -------------                -------------
   Cash and Cash Equivalents at End of Period              $      47,573                $      35,565
                                                           =============                =============

See accompanying notes to condensed consolidated financial statements.




                       ACE HARDWARE CORPORATION

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     1)   General

          The condensed consolidated interim period financial statements presented herein do not include all of the information and disclosures required in annual financial statements and have not been audited, as permitted by the rules and regulations of the Securities and Exchange Commission. The condensed consolidated interim period financial statements should be read in conjunction with the annual financial statements included in the Ace Hardware Corporation Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 17, 2000. In the opinion of management, these financial statements have been prepared in conformity with generally accepted accounting principles and reflect all adjustments necessary for a fair statement of the results of operations and cash flows for the interim periods ended September 30, 2000 and October 2, 1999 and of it's financial position as of September 30, 2000. All such adjustments are of a normal recurring nature. The results of operations for the thirteen week and thirty-nine week periods ended September 30, 2000 and October 2, 1999 are not necessarily indicative of the results of operations for a full year.

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




                               -4-
     4)   Segments

          The Company is principally engaged as a wholesaler of hardware and related products and manufactures paint products. The Company identifies segments based on management responsibility and the nature of the business activities of each component of the Company. The Company measures segment earnings as operating earnings including an allocation for administrative expenses, interest expense and income taxes. Information regarding the identified segments and the related reconciliation to consolidated information is as follows:



                                                          Thirty-nine Weeks Ended
                                                            September 30, 2000
                                    ----------------------------------------------------------------------------

                                                                                 Elimination
                                                         Paint                   Intersegment
                                       Wholesale     Manufacturing     Other      Activities      Consolidated
                                       ---------     -------------     -----      ----------      ------------
Net Sales from External Customers      2,177,560            16,687     32,811            -           2,227,058
Intersegment Sales                        19,211            83,051        -         (102,262)              -
Segment Earnings (Loss)                   56,035             8,463     (2,048)          (175)           62,275


                                                          Thirty-nine Weeks Ended
                                                            October 2, 1999
                                     ---------------------------------------------------------------------------
                                                                                 Elimination
                                                         Paint                   Intersegment
                                       Wholesale     Manufacturing     Other      Activities      Consolidated
                                       ---------     -------------     -----      ----------      ------------
Net Sales from External Customers      2,432,348            18,763     17,526            -           2,468,637
Intersegment Sales                        18,298            85,107        -         (103,405)              -
Segment Earnings (Loss)                   68,195             8,544     (1,474)          (310)           74,955


                                                          Thirteen Weeks Ended
                                                            September 30, 2000
                                     ---------------------------------------------------------------------------
                                                                                 Elimination
                                                         Paint                   Intersegment
                                       Wholesale     Manufacturing     Other      Activities      Consolidated
                                       ---------     -------------     -----      ----------      ------------
Net Sales from External Customers        702,241             4,979     11,713            -             718,933
Intersegment Sales                         7,245            26,397        -          (33,642)              -
Segment Earnings (Loss)                   20,181             2,815       (551)           (60)           22,385


                                                          Thirteen Weeks Ended
                                                            October 2, 1999
                                     ---------------------------------------------------------------------------
                                                                                 Elimination
                                                          Paint                  Intersegment
                                       Wholesale     Manufacturing     Other      Activities      Consolidated
                                       ---------     -------------     -----      ----------      ------------
Net Sales from External Customers        772,690             6,370     8,045             -             787,104
Intersegment Sales                         7,073            28,593       -           (35,666)              -
Segment Earnings (Loss)                   23,871             3,186      (610)            (90)           26,357









                               -5-
     5)   Business Combination

          On June 30, 1999 the Company entered into a business combination agreement with Builder Marts of America, Inc. (BMA) to combine the LBM Division of the Company with BMA. Under this agreement, the Company contributed defined business assets (primarily vendor rebate receivables, fixed assets and inventories) for a non-controlling interest in the combined entity. The investment in the combined entity is accounted for under the equity method of accounting. The accompanying consolidated financial statements include the financial results of the LBM Division through the closing date of August 2, 1999. Accordingly, the accompanying financial statements for the thirty-nine weeks ended September 30, 2000 do not include activity for the LBM Division of the Company.

                    ACE HARDWARE CORPORATION
                    ------------------------
    PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    -------------------------------------------------------
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ---------------------------------------------

Thirteen  Weeks  Ended  September 30, 2000 compared  to  Thirteen
-----------------------------------------------------------------
Weeks Ended October 2, 1999.
----------------------------

Results of Operations

The total sales decrease for the quarter of 8.7% was affected by the business combination of Ace LBM with BMA. As a result of this transaction, LBM sales are not reported within the Company's sales results after August 2, 1999. Excluding LBM, sales increased 1.0% in 2000 primarily due to retailer conversions to the Ace program. Domestically, basic business sales increased 1.5% while international basic business sales declined 9.8% for the quarter.

Gross profit decreased $2.5 million but increased as a percent of total sales from 9.3% in 1999 to 9.8% in 2000. The increase, as a percent of sales, results primarily from the loss of lower margin LBM sales volume since August 1999. Basic business gross profit decreased slightly for the quarter as a percent of basic business sales due to higher warehousing costs absorbed into inventory and sales mix shifts towards the lower margin direct ship sales category. Higher vendor rebates combined with higher Corporate store gross profit partially offset the gross profit decline for the quarter.

Warehouse and distribution expenses increased $1.6 million over 1999 and increased as a percent of total sales from 0.7% in 1999 to 1.0% in 2000. As a percent to basic business sales, these costs increased from 0.8% in 1999 to 1.0% in 2000. Pre-opening costs for the Loxley, Alabama distribution facility and higher distribution wages due to rate increases drove the higher warehouse expenses for the quarter.

Selling,  general and  administrative  expenses   decreased  $1.1
million or  4.9%  due to decreased printing costs and  lower  LBM
Division costs.   Higher  information technology  costs partially
offset these expense decreases.

Retail success and development expenses increased $1.2 million due to higher Corporate store expenses resulting from operating additional Corporate stores in 2000. Additional costs to merchandise Ace retailer stores also contributed to the current quarter increase.

Interest expense increased $1.8 million due to higher average borrowing levels and increased interest rates. The increased borrowing levels result from the construction and stocking of the Loxley, Alabama distribution center and increased retailer dating programs.

                    ACE HARDWARE CORPORATION
                    ------------------------
    PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    -------------------------------------------------------
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ---------------------------------------------

Thirty-nine  Weeks Ended September 30, 2000 compared  to  Thirty-
-----------------------------------------------------------------
nine Weeks Ended October 2, 1999.
---------------------------------

Results of Operations

The total sales decrease of 9.8% was affected by the business combination of Ace LBM with BMA. As a result of this transaction, LBM sales are not reported within the Company's sales results after August 2, 1999. Excluding LBM, sales increased 6.2% in 2000 primarily due to increased existing retailer volume, targeted efforts on new store development within our retailer base, conversions to the Ace program and additional sales to non-members. Domestic and international basic business sales increased 6.4% and 1.6%, respectively.

Gross profit increased $1.7 million and increased as a percent of total sales from 8.3% in 1999 to 9.3% in 2000. The increase, as a percent of sales, results primarily from the loss of lower margin LBM sales volume since August 1999. Basic business (excluding
LBM) gross profit decreased slightly as a percent of basic business sales (9.3% in 2000 vs. 9.5% in 1999) due to a sales mix shift towards the lower margin direct ship sales category and higher warehousing costs absorbed into inventory. Increased Corporate store gross profit driven by higher sales volume partially offset the year-to-date gross profit decline.

Warehouse and distribution expenses increased $2.0 million over 1999 and increased as a percent of total sales from 0.8% in 1999 to 1.0% in 2000. As a percent of basic business sales, these costs increased from 0.9% in 1999 to 1.0% in 2000. Higher distribution wages required to support the increased sales volume combined with pre-opening costs associated for a new Loxley, Alabama distribution facility are partially offset by higher logistics income.

Selling, general and administrative expenses increased $203,000, or 0.3% and increased as a percent of total sales due to higher information technology costs and expenses associated with opening the Loxley, Alabama distribution facility. Lower LBM Division costs partially offset these expense increases.

Retail success and development expenses increased $13.4 million primarily due to operating costs associated with operating additional Corporate stores. Excluding Corporate store operating expenses, retail success and development expenses are up $7.0 million or 21.4% due to increased retail field personnel costs, costs to support retail computer initiatives and costs to merchandise Ace retailer stores. Additional paint advertising costs also contribute to the year-to-date expense increase.

Interest expense increased $3.3 million due to higher average borrowing levels and increased interest rates. The increased borrowing levels result from the construction of the Loxley, Alabama distribution center and increased retailer dating programs.

Other income increased $2.6 million primarily due to income realized on non-controlling investments in affiliates and higher income on retailer loan programs.

Income  tax  expense  decreased due to  lower  income  from  non-
patronage   activities.  Operating  losses   from   non-patronage
activities resulted in a net income tax benefit in 2000.

Liquidity and Capital Resources
-------------------------------

The Company expects that existing and internally generated funds, along with new and established lines of credit and long-term financing, will continue to be sufficient in the foreseeable future to finance the Company's working capital requirements and patronage dividend and capital expenditures programs.




                               -9-
Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk

          There have been no material changes in the Company's market risk during the thirty-nine week period ended September 30, 2000. For additional information, refer to Item 7a in the Company's Annual Report on Form 10-K for the year ended January 1, 2000.




                                -10-
                          PART II. OTHER INFORMATION


Item 1.   Legal Proceedings

          None.

Item 2.   Changes in Securities and Use of Proceeds

          None.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

                 27.1 Financial Data Schedule.

          (b)  Reports on Form 8-K

                 None.









                               -11-
                            SIGNATURE









Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









    ACE HARDWARE CORPORATION
    ------------------------



       RITA D. KAHLE                    DATE   November 14, 2000
       Rita D. Kahle
  Executive Vice President

(Principal Finance Officer, and duly
  authorized Officer of the registrant)
























                               -12-