Form 10-K405
period 2001-01-01
ACE HARDWARE CORP
filed 2001-03-22
CIK 2024

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               Form 10-K


           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

For the 2000 fiscal year ended December 30, 2000 Commission File No. 2-55860

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

  State the aggregate market value of the voting and nonvoting stock held by nonaffiliates of the Registrant. This Company's shares are only issued to and held by, its dealer-stockholders. All shares held by these stockholders can be repurchased by the Company when the dealer-stockholder's membership agreement terminates. Thus, there is no market for these shares. The repurchase price for each share of Class
A Stock is equal to the par value of $1,000 per share. The repurchase of Class B Stock is equal to twice the par value or $2,000 per share. The repurchase price for each share of Class C Stock is equal to the par value of $100. As of February 16, 2001, the aggregate value of the Class A Stock and Class C Stock held by non-affiliates (dealer-stockholders) calculated on the basis of this repurchase price was $251,623,900.

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.YesX No

  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date (applicable only to corporation Registrants). Outstanding shares as of February 16, 2001:


          Class A (voting) Stock,     $1,000 par value       3,757 shares
          Class B (nonvoting) Stock,  $1,000 par value       2,224 shares
          Class C (nonvoting) Stock,  $  100 par value   2,478,669 shares

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

  As of the end of our 2000 fiscal year on December 30, 2000, there were 5,011 stores having Membership Agreements with us. The States with the largest concentration of members are California (approximately 10%), Texas (approximately 6%), Florida and Illinois (approximately 5%
each), and Michigan and Georgia (approximately 4% each). The States where we shipped the largest percentages of merchandise in fiscal year 2000 are California (approximately 12%), Illinois (approximately
10%),   Florida   (approximately  6%),  Texas,  Michigan  and  Georgia
(approximately 4% each). Approximately 6.7% of our sales are made to locations outside of the United States and its territories.

  The number of member locations that we had during each of our past three fiscal years is summarized in the following table:

                                               2000    1999    1998
                                               -----   -----   -----
  Member outlets at beginning of period        5,082   5,039   5,032
  New member outlets                             208     264     231
  Member outlets terminated                      279     221     224
                                               -----   -----   -----
  Member outlets at end of period              5,011   5,082   5,039
                                               =====   =====   =====
  Dealers having one or more member outlets
   at end of period                            3,858   3,932   3,963


  We service our dealers by buying merchandise in quantity lots, mainly from manufacturers. We then warehouse large quantities of this merchandise and sell it in smaller lots to our dealers. Most of the products that we distribute to our members from our warehouses are sold at a price that we establish ("dealer cost"), to which a 10% adder ("handling charge") is generally added. In fiscal year 2000, warehouse sales were 70% of our total sales and bulletin sales were 3% of our total sales with the balance of 27% being direct shipment sales.

  The following is a breakdown of our total warehouse sales among various general classes of merchandise for each of the past three fiscal years:

  Class of Merchandise                           2000  1999  1998
  --------------------                           ----  ----  ----
  Paint, cleaning and related supplies            20%   20%   20%
  Plumbing and heating supplies                   15%   15%   15%
  Hand and power tools                            14%   14%   14%
  Garden, rural equipment and related supplies    14%   13%   13%
  Electrical supplies                             12%   13%   13%
  General hardware                                12%   12%   12%
  Sundry                                           7%    7%    7%
  Housewares and appliances                        6%    6%    6%

  We sponsor two major hardware conventions each year at various locations. We invite dealers and vendors to attend, and dealers generally place orders that are delivered before the next convention. During the convention, there are exhibits of regular merchandise, new merchandise and seasonal merchandise. Lawn and garden supplies and exterior paints are seasonal merchandise in many parts of the country. Some types of goods such as holiday decorations are also seasonal.

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

  We make bulletin sales based upon notices from dealers that they wish to participate in one of our special bulletin offers. Generally, we notify dealers of our intention to purchase certain products for bulletin shipment. We then purchase these products in the quantities that the dealers order. When the bulletin shipment arrives, we do not place it into warehouse inventory. Rather, we break it up into smaller quantities and deliver it to the dealers who ordered it. We generally apply a 6% adder ("handling charge") to this category of sales.

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

  Our Store Traffic Opportunity Program ("STOP") is a program where we offer our dealers specific products that we assign to a "competitive price sales" classification. These products are delivered from our warehouses with or without the addition of freight charges and with an adder (if any) of up to 5%, determined on an item by item basis. Management has the authority to add and withdraw items from the STOP program, and to establish reasonable minimum or multiple item purchase requirements for this program. We do not make any patronage dividend distributions for purchases under the STOP program. We do, however, consider STOP purchases to be either warehouse purchases or bulletin purchases, as applicable, in determining the forms of patronage dividend distributions. (See the heading "Business," subheading "Forms of Patronage Dividend Distributions.")

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

  Our wholly owned subsidiary, Ace Hardware Canada, Limited, operates as a wholesaler of hardware and related merchandise in Canada. It has two distribution facilities located in Calgary, Alberta and Brantford, Ontario. Ace Hardware Canada, Limited generated less than three percent (3%) of our consolidated revenue during fiscal year 2000.

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

  Our business, both hardware wholesaling and paint manufacturing, is not dependent on any major suppliers and we feel that seasonal fluctuations do not have a major effect on our operations. For more discussion of our business, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

  The effects of future growth in the hardware and hardlines-related industries, are uncertain. By "hardlines-related industries" we mean home center, do-it-yourself, rental and commercial/industrial categories. The future condition of the economy is also uncertain, when viewed domestically, internationally or in specific geographical regions. Some other uncertainties that could affect our plans include possible future changes in merchandise and inventory prices, and the effect of increasingly intense competition. There could be potential shifts  in  market  demand  for  some  products.  Lawsuits  and  laws, especially laws dealing with franchising, licensing, importing, exporting and environmental matters could affect our future business. We cannot predict whether these uncertainties might cause future costs or liabilities or have some other effect on our future ability to achieve our plans.

  Through our ongoing strategic planning process we have focused our plans around four segments for future growth and success in our competitive industry. These four cornerstones are: Retail Success (store operations), Wholesale Success (distribution), International growth and new member growth. Retail success for our dealers is a primary objective because, in our opinion, it drives both their retail performance and our wholesale growth. We have therefore increased our efforts to assist members in "retail success initiatives," which are designed to improve their retail performance and competitiveness. These retail success initiatives include retail goals that we urge dealers to strive for within their stores and in locally competitive markets. These goals do not, however, impose major restrictions or requirements on members. Our minimum requirements for the acceptance of new members are outlined in the current Membership Agreement and Supplement and in the Member Operational Requirements that apply under that Agreement. The Operational Requirements do require that, within one year the member must make us the primary source of supply and terminate any previous participation in the program of any other major hardware wholesaler. There are currently no general requirements (apart from special voluntary programs) where members have to make particular percentages of purchases from us or have to achieve minimum retail performance levels, such as sales dollars per square foot.

  Our current strategic initiative, Vision 21, focuses on becoming a world class retail organization through encouraging dealers to adopt certain merchandising, marketing and operational practices that are supported by some of our most successful dealers to improve the Company's and the dealers' overall competitiveness and efficiency. The cornerstones to Vision 21 are to improve retailer's sales and profits, streamline our processes, bring wholesale and retail together as one Ace team and provide ultimate customer satisfaction. Vision 21 goals include minimizing disparities between retail and wholesale, developing dealer-friendly procedures that take duplication and costs out of dealers' operations, achieving consistent implementation of programs more rapidly and improving the dealers' financial performance and their ability to pursue new stores and store expansions. As retailers become Vision 21 retailers they are afforded various benefits to assist them to succeed at retail.

Special Charges and Assessments

  We sponsor a national advertising program. To pay for this program, we assess dealers an amount equal to 1.365% of their purchases (except purchases of LTL Plus and certain hardware and software computer systems), with minimum and maximum yearly assessments of $1,916.46 and $6,500.00, respectively, for each store location. Effective January 1, 2001, we will assess dealers an amount equal to 1.5% of their purchases. The minimum assessment is $2,223.00, and the maximum assessment is $6,800.00 for each store location. We grant exemptions from these assessments and make various adjustments to them for stores located outside the continental United States. These exemptions and adjustments are based on our management's evaluation of the number and types of television broadcasts that are received in these areas. The amount of our national advertising assessment can be changed from time to time by our Board of Directors. We can also impose assessments at a flat monthly rate or based on a percentage of sales for regional advertising not to exceed 2% of a dealer's annual purchases. Regional advertising assessments are subject to the same minimum and maximum amounts as the National Advertising assessment.

  Every two weeks, we bill the member store for a special low volume account service charge of $75 if annual purchases from us are less than $50,000. Effective January 1, 2001, every two weeks, we will bill the store for a special low volume account service charge of $60 per bi-weekly billing statement period if purchases from us during such period are less than $5,700.00. The low volume service charges that we bill to the store in a specific year are automatically refunded if that store's total purchases increase to over $148,200 during the year. The store is excused from this low volume account service charge during the first 12 months that it is a member. There are some exceptions to our low volume account service charges that are described below:

  1.If you purchase $148,200 of merchandise from us during the year, we give you credit on your next billing statement for any low volume charges which we billed to you earlier in the year. We then stop billing you for low volume account service charges for the rest of the year, even if your current purchases on a billing statement are less than $5,700; and

  2.We do not bill low volume account service charges every two weeks if your store's sales volume with us the year before was at our minimum ($148,200), but we will bill these charges in a lump sum to your last statement of the year if you do not reach our applicable minimum by that time.

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

  Our retail training program called the "Ace Training Network" is required for all member stores in the United States and U.S. Territories. Under the "Ace Training Network," we will bill a monthly fee which we call a "monthly training assessment." This assessment is $16 per month for each single store or parent store and $11 for each branch store. A single store or parent store is one that has a share of our Class A voting stock (or one that involves a stock subscription for a share of our Class A Stock.) A branch store is one whose membership involves only shares (or a subscription for shares) of our nonvoting Class C Stock. (See Article XXV, Section 2 of our By-laws.) Branch stores can request an exemption from the monthly training assessment.

  With the Ace Training Network, you have the option of choosing how your monthly training assessment dollars will be spent. Under this program, one point equals one dollar in your training account. We credit you with another point for each dollar you pay for your monthly training assessment. Thus, a single store or parent store can earn 16 points per month and a branch store can earn 11 points per month. You may use your points at any time to buy one of the training programs that we offer. If you do not have enough points for the program that you want, you can use the points that you have and we will bill you for the difference. Multiple stores and member groups can pool their points together to purchase our training programs.

  We  also  have a mandatory subscription service for Material  Safety
Data Sheet information for all member stores located in the United States. As of the date of this filing, the yearly assessment for these subscriptions is $20 for each single store or parent store and $10 for each branch store.

Trademark and Service Mark Registrations

  The names "ACE HARDWARE" and "ACE" are used extensively by members and ourselves in the promotion, advertising and marketing of products and services that we sell. We have had the following Trademark and Service Mark Registrations issued by the U.S. Patent and Trademark Office for our marks:

                                             Registration
     Description of Mark       Type of Mark     Number      Expiration Date
  --------------------------   ------------  ------------   ---------------
  "ACE HARDWARE" with winged
    emblem design              Service Mark     840,176     December 5, 2007
  "ACE HARDWARE" with winged
    emblem design              Trademark        898,070     September 8, 2000(1)
  "THE PAINTIN' PLACE"         Service Mark   1,138,654     August 12, 2000(2)
  "HARDWARE UNIVERSITY"
    with design                Service Mark   1,180,539     December 1, 2001
  "SUPER STRIKER"              Trademark      1,182,330     December 15, 2001
  "PACE" with design           Service Mark   1,208,887     September 14, 2002
  "ACE HARDWARE" with winged
    emblem design              Trademark      1,277,581     May 15, 2004
  "ACE HARDWARE" in stylized
    lettering design           Trademark      1,426,137     January 27, 2007
  "ACE" in stylized lettering
    design                     Service Mark   1,464,025     November 3, 2007
  "ACE HARDWARE" in stylized
    lettering design           Service Mark   1,486,528     April 26, 2008
  "ACE HARDWARE AND
    GARDEN CENTER" in stylized
    lettering design           Service Mark   1,487,216     May 3, 2008
  "ACE NEW EXPERIENCE" in
    stylized lettering design  Trademark      1,554,322     September 5, 2009
  "ACE SEVEN STAR" in stylized
    lettering design           Trademark      1,556,389     September 19, 2009
  "ACE BEST BUYS" in circle
    design                     Service Mark   1,560,250     October 10, 2009
  "ACENET"                     Service Mark   1,574,019     December 26, 2009
  "ACE IS THE PLACE"           Service Mark   1,602,715     June 19, 2010
  "LUB-E"                      Trademark      1,615,386     October 2, 2010
  "ASK ACE"                    Service Mark   1,653,263     August 6, 2001
  Christmas Elves design       Trademark      1,669,306     December 24, 2001
  "ACE 2000"                   Service Mark   1,682,467     April 7, 2002
  "ACE" in stylized lettering
    design                     Trademark      1,683,538     April 21, 2002
  "THE OAKBROOK COLLECTION"
    in stylized lettering
    design                     Trademark      1,707,986     August 18, 2002

                                             Registration
     Description of Mark       Type of Mark     Number      Expiration Date
  -----------------------      ------------  ------------   ---------------
  "ACE HARDWARE BROWN BAG
    BONANZA" with design       Service Mark   1,761,277     April 13, 2003
  "ACE HARDWARE
    COMMITTED TO A QUALITY
    ENVIRONMENT" design        Service Mark   1,764,803     April 13, 2003
  "STORE 2000 THE
    STORE OF THE FUTURE"       Service Mark   1,811,032     December 14, 2003
  "ENVIROCHOICE"               Trademark      1,811,392     December 14, 2003
  "CELEBRATIONS"               Service Mark   1,918,785     September 12, 2005
  Repetitive Stylized "A"
    design                     Service Mark   1,926,798     October 10, 2005
  "The NEW AGE OF ACE" design  Service Mark   1,937,008     November 21, 2005
  "ACE RENTAL PLACE"
    in stylized lettering
    design                     Service Mark   1,943,140     December 19, 2005
  "HELPFUL HARDWARE FOLKS"     Service Mark   1,970,828     April 30, 2006
  "ACE HOME CENTER"            Service Mark   1,982,130     June 25, 2006
  "SEALTECH"                   Trademark      2,007,132     October 8, 2006
  "GREAT FINISHES"             Trademark      2,019,696     November 26, 2006
  "WOODROYAL"                  Trademark      2,065,927     May 27, 2007
  "ROYAL SHIELD"               Trademark      2,070,848     June 10, 2007
  "ROYAL TOUCH"                Trademark      2,070,849     June 10, 2007
  "QUALITY SHIELD"             Trademark      2,102,305     September 30, 2007
  "QUALITY TOUCH"              Trademark      2,102,306     September 30, 2007
  "STAINHALT"                  Trademark      2,122,418     December 16, 2007
  "ACE CONTRACTOR CENTER"      Service Mark   2,158,681     May 19, 2008
  "NHS NATIONAL
    HARDLINES SUPPLY"          Service Mark   2,171,775     July 7, 2008
  "ACE COMMERCIAL &
    INDUSTRIAL SUPPLY"         Service Mark   2,186,394     September 1, 2008
  "THE OAKBROOK COLLECTION"    Trademark      2,187,586     September 8, 2008
  "ACE GARDEN PLACE"           Service Mark   2,227,729     March 2, 2009
  "ACE ROYAL"                  Trademark      2,237,981     April 13, 2009
  "HELPFUL HARDWARE CLUB"      Service Mark   2,239,400     April 13, 2009
  "THE FOLKS IN THE RED VEST"  Service Mark   2,261,946     July 20, 2009
  "ACE CONTRACTOR PRO"         Trademark      2,273,483     August 31, 2009
  "ILLUMINATIONS"              Trademark      2,353,666     May 30, 2010
  "YOUR NEIGHBROHOOD
    SOLUTIONSPLACE"            Service Mark   2,386,359     September 12, 2010
  "ACE" with accent design     Service Mark   2,378,123     August 15, 2010
  "ACE SOLUTIONSPLACE"         Service Mark   2,394,181     October 10, 2010

(1) Application for renewal of registration filed October 10, 2000.
(2) Application for renewal of registration filed August 4, 2000.

  As of the date of this filing, we also have the following applications for new registrations pending in the U.S. Patent and Trademark Office:

  Mark                             Type of goods/services
  ----                             ----------------------
  "STORE-IT-RIGHT"                 hardware products, namely, hooks, brackets,
                                   knobs, hangers and extensions for support
                                   or hanging
  "ACE HOMEPLACE"                  magazines
  "ACE" with halo design           retail hardware store services

Competition

  Competitive conditions in the wholesale and retail hardware industry are intense and increasing. Independent hardware retailers must remain competitive with discount stores and chain stores, such as WalMart, Home Depot, Menard's, Sears, and Lowe's, and with other mass merchandisers. Retail hardware stores have been slowly shifting their locations to high rent shopping centers. There has also been a trend toward longer store hours. There is intense pressure on hardware retailers to obtain low cost wholesale supply sources. In several markets in the United States, we also compete directly with other dealer-owned wholesalers such as TruServ Corporation, Do it Best Corporation and United Hardware Distributing Co.

Employees

  We have 5,513 full-time employees, of which 1,685 are salaried employees. We also have, as of the end of the 2000 fiscal year, union contracts covering one (1) truck drivers' bargaining unit and three
(3) warehouse bargaining unit(s). We consider our employee relations with both union and non-union employees to be good, and we have had no strikes in the past five years. In general, our employees are covered by either negotiated or nonnegotiated benefit plans that include hospitalization, death benefits and, with few exceptions, retirement benefits.

Limitations on Ownership of Stock

  Our members own all of our outstanding shares of capital stock. Membership in our Company is limited to approved dealers in hardware and related products who have Membership Agreements with us. These are the only ones eligible to own or purchase shares of any class of our stock.

  No dealer is allowed to own more than 1 share of our Class A voting stock, no matter how many store locations that dealer owns or controls. This ensures that each stockholder in our cooperative has equal voting power. We treat an unincorporated member or a partnership member as being controlled by someone else if 50% or more of the assets or profit shares of that member are owned by (i) another person, partnership or corporation; or (ii) the owner(s) of 50% or more of the assets or profit shares of another unincorporated business firm or (iii) the owner(s) of at least 50% of the capital stock of a corporation. We treat a member that is a corporation as being controlled by someone else if at least 50% of the capital stock of that member is owned by (i) another person, partnership or corporation; or (ii) the owner(s) of at least 50% of the capital stock of another corporation; or (iii) the owner(s) of at least 50% of the assets or profit shares of another unincorporated business.

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

  We   made   patronage  dividend  distributions  at   the   following
percentages of our sales in the warehouse, bulletin and direct shipment categories and on the total sales of products manufactured by our Paint Division during the past three fiscal years:
                                     2000       1999       1998
                                     ----       ----       ----
  Warehouse Sales                4.43564%   4.98172%   4.78251%
  Bulletin Sales                     2.0%       2.0%       2.0%
  Direct Shipment Sales              1.0%       1.0%       1.0%
  Paint Sales                     8.1131%    7.8827%    9.1653%

  Under our LTL Plus Program, we also calculate patronage dividends separately on sales of full or partial truckloads of products purchased by eligible dealers from certain vendors (see discussion of LTL Plus Program under the heading "Business.") The LTL Plus Program patronage dividend was .5% of these sales for fiscal year 2000, 1999 and 1998.

Patronage Dividend Determinations and Allocations

  The amounts that we distribute as patronage dividends consist of our gross profits on business that we do with dealers who qualify for patronage dividend distributions, less a proportionate share of our expenses for administration and operations. Our gross profits consist of the difference between our selling price for the merchandise that these dealers buy from us and our purchase price for that merchandise. Our computation of patronage dividends excludes all of our income and expenses from activities that are not directly related to patronage transactions. The excluded items primarily consist of profits on business that we do with dealers or other customers who do not qualify for patronage dividend distributions and any income or loss that we realize from the disposition of property and equipment. If a disposition occurred, then the income we would derive from this type of recapture would be included in computing patronage dividends.

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

  Under our present program, patronage dividends on each of our three basic categories of sales (warehouse sales, bulletin sales and direct shipment sales) are allocated separately, as are patronage dividends under our LTL Plus Program. Dividend percentage calculations are made with reference to the net earnings derived from each of the respective categories. The 2000 patronage dividend rate for the LTL Plus Program is 0.5% of our LTL Plus sales. The 2000 patronage dividend rates for direct shipment and bulletin sales are 1% and 2%, respectively, while the current 2000 patronage warehouse dividend rate is 4.44%.

  Patronage dividends are calculated separately for full and partial truckloads of products purchased under the LTL Plus Program. (See the heading "Business", discussion of LTL Plus Program and the subheading "Forms of Patronage Dividend Distributions" below.)

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

  We have established a LBM Retailer Incentive Pool Plan for our members who purchase LBM products through Builder Marts of America, Inc. ("BMA"), and are eligible participants under our Ace Contractor Center standards. This is not a patronage dividend plan, but rather an allocation of the increase in our stock investment in BMA. Under the plan, we calculate an annual estimate of the amount by which our stock in BMA has increased or decreased in value from our initial investment, net of certain expenses. We allocate this estimate to eligible members annually based on their qualifying purchases of LBM products. A member's pool allocation only becomes vested and can only be redeemed upon the termination of the member's Ace membership which results in the sale or redemption of Ace stock held for that location, Ace's termination of the LBM Retailer Incentive Pool Plan, or Ace's liquidation, whichever occurs first. Negative pool balances are not charged to members. The 2000 incentive pool rate under this plan is 0.34% of qualifying purchases.

Forms of Patronage Dividend Distributions

  We make patronage dividend distributions to our eligible dealers in cash, shares of our Class C Stock and patronage refund certificates according to a specific plan that has been adopted by our Board of Directors. This plan can be changed from time to time by the Board as they deem fit depending on business conditions and our Company's needs.

  This plan is summarized below for the purchases that our eligible dealers make from us for the year 2000 and subsequent years.

  1.For each of your eligible stores, we initially calculate the minimum cash patronage dividend distribution as follows:

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

  Under these programs, members have directed us to first apply the patronage refund certificate portion of their patronage dividend distributions toward the balance owed on financed items and next to apply patronage dividends which would otherwise be payable for the same year in the form of our Class C Stock. These signage, computer financing and store retrofit programs may be revised or discontinued by our Board at any time. Members also have the ability to apply for a Capital Stock loan which is designed to provide them with access to their future patronage dividends to assist them in opening new retail stores or to assist in significant store expansions. These loans are repaid at the end of seven (7) years from rebate distributions of the non-cash portion of the annual rebate on the respective store during that period.

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

  Patronage dividends that we distribute to patrons who are located in foreign countries or certain U.S. possessions (including those who are incorporated in Puerto Rico or who reside in Puerto Rico but have not become citizens of the United States) have been held to be "fixed or determinable annual or periodic income." Patrons who receive this type of income are currently required to pay a tax of 30% of the amount received under Sections 871(a)(1)(A) and 881(a)
(1) of the Internal Revenue Code. When dealers are subject to this 30% tax, we must withhold it from their patronage dividends and pay it over to the U.S. Internal Revenue Service. The above does not apply to a corporation organized in Guam, American Samoa, the Northern Mariana Islands or the U. S. Virgin Islands if less than 25% of its stock is owned by foreign persons and at least 65% of its gross income for the last three years has been effectively connected with the conduct of a trade or business in that location or in the United States.

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

Membership Agreement

  If you apply to become an Ace member, you must sign a Subscription Agreement to purchase our stock. You must also sign our customary Membership Agreement and Supplement. You must submit a payment of $1,500 ($2,500 for conversions or new investor ground-ups effective January 1, 2001) with your signed Membership Agreement and Supplement. We use this fee toward our estimated costs of processing your membership application. If you submit a membership application and we accept it, we sign your Membership Agreement, Supplement and Stock Subscription Agreement and send them back to you for your records. Your membership may generally be terminated upon various notice periods and for various reasons (including voluntary termination by either of us). The details of these reasons and notice periods are in the Membership Agreement. These reasons for termination and notice periods apply except where special laws or regulations in certain locations limit our right to terminate memberships, or require longer notice periods.

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

  In 1995, our Board of Directors first authorized us to affiliate non-shareholder retail accounts other than international dealers. These accounts, which are generally served through our wholly-owned subsidiary National Hardlines Supply, Inc. ("NHS"), are not granted an ongoing license to use our trademarks and service marks. They can purchase selected types of products from us for resale. They are not members of our cooperative, and therefore do not own our stock or receive patronage dividends.

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

  In 1998, the Company began developing joint ventures with certain dealers as a way of increasing the Ace presence in key markets without the need for Ace to use solely its own resources to open company stores. For each joint venture, the Company and the dealer enter into a Limited Liability Company Agreement, with the dealer acting as the managing member, and form a limited liability company ("LLC") to operate the joint venture stores. In each joint venture, the Company owns 50% or less of the LLC's units. To date, the Company has entered into five joint ventures. In the future, we may explore other joint venture opportunities with our members; however, we consider each situation unique and we evaluate each opportunity on its own merits.

  In our sole discretion, we may offer a member a mutually agreeable termination arrangement. In some situations, a member who terminates on this basis may be offered the opportunity to purchase products from us (including Ace private label products) for a period of up to 5 years after the termination of membership. The former member is not required to make any such purchases from us, but must maintain favorable credit status in order to do so.

  Sales to international non-shareholder dealers accounted for approximately 6.7% of our total sales in 2000 and approximately 6.5% in 1999 and 1998. Sales to domestic non-shareholder locations accounted for less than 2.5% of our total sales in fiscal year 2000, less than 1.5% of our total sales in 1999 and less than 1% in 1998. (See Appendix A, Article XXV, Sections 3 and 4 of our By-laws regarding International Retail Merchants and non-member accounts.)

Item 2. Properties

  Our general offices are located at 2200 Kensington Court, Oak Brook, Illinois 60523. Information about our main properties appears below:

                                       Square Feet      Owned        Lease
                                       of Facility        or      Expiration
            Location                 (Land in Acres)   Leased        Date
            --------                 ---------------   ------     ----------
  General Offices:
   Oak Brook, Illinois                   206,030       Leased     September 30, 2009
   Oak Brook, Illinois                    70,508       Leased     September 30, 2009
   Oak Brook, Illinois                    15,278       Leased     September 30, 2009
   Downers Grove, Illinois                23,962       Leased     June 30, 2004
   Markham, Ontario, Canada(1)            15,372       Leased     February 28, 2006

  Distribution Warehouses:
   Lincoln, Nebraska                     345,440       Leased     December 31, 2006
   Arlington, Texas                      313,091       Leased     July 31, 2002
   Perrysburg, Ohio                      393,720       Leased     November 1, 2004
   Tampa, Florida                        391,755        Owned
   Hanover, Maryland (2)                 278,505        Owned
   Yakima, Washington                    507,030        Owned
   Maumelle, Arkansas                    597,253        Owned
   LaCrosse, Wisconsin (6)               591,964        Owned
   Huntersville, North Carolina (2)      354,336        Owned
   Rocklin, California                   478,468        Owned
   Gainesville, Georgia                  481,013        Owned
   Prescott Valley, Arizona              631,485        Owned
   Princeton, Illinois                 1,094,756        Owned

                                       Square Feet      Owned        Lease
                                       of Facility        or      Expiration
            Location                 (Land in Acres)   Leased        Date
            --------                  --------------   ------     ----------
   Chicago, Illinois (3)                  18,168       Leased     May 31, 2002
   Odenton, Maryland (3)                  57,500       Leased     June 26, 2003
   Colorado Springs, Colorado            494,219        Owned
   Wilton, New York                      800,525       Leased     September 1, 2007
   Loxley, Alabama                       798,698       Leased     May 27, 2009
   Brantford, Ontario, Canada (4)        354,000       Leased     March 31, 2006
   Calgary, Alberta, Canada (4)          240,000       Leased     December 31, 2001
   Prince George County, Virginia (5)155.4 acres  See Note 5
   Fort Worth, Texas (3)                  10,915       Leased     December 31, 2005

  Print Shop Facility:
   Downers Grove, Illinois                41,000       Leased     April 30, 2002

  Paint Manufacturing Facilities:
   Matteson, Illinois                    371,411        Owned
   Chicago Heights, Illinois             194,000        Owned

  Other Property:
   Aurora, Illinois                     72 acres        Owned

  (1) This property is leased by our subsidiary Ace Hardware Canada, Limited for its corporate office.

  (2) This property is under contract to be sold to Citation Properties, Inc. on May 1, 2001, and leased back by the Company for a five-year term ending April 30, 2006, with an option to terminate the lease at the end of the first nine months of the term. The Company recently announced that it intends to close this facility.

  (3)  This property is leased for use as a freight consolidation center.

  (4) Our subsidiary, Ace Hardware Canada, Limited leases this property for a distribution warehouse.

  (5) This property is owned by Panattoni/Woods Road-Richmond, LCC, which has contracted with the Company to build a 778,000 square foot distribution warehouse. The property and distribution warehouse will be purchased by the Company upon completion, estimated to be on or before May 1, 2001.

  (6) Includes a 220,710 square foot expansion estimated to be completed in May, 2001.

  In addition to the above, we or our subsidiaries, A.H.C. Store Development Corp. and Ace Corporate Stores, Inc. lease other property for retail hardware stores ranging from approximately 13,000 to slightly less than 25,000 square feet in size. The numbers and locations of these leased retail stores as of the date of this filing are summarized in the table below:
                                                 Number of
       State                                Retail Store Leases
       -----                                -------------------
     Colorado                                        1
     Georgia                                         8
     Illinois                                        6
     New Jersey                                      2
     Washington                                      9
     Wisconsin                                       1

  We also lease a fleet of trucks and equipment for the main purpose of delivering merchandise from our warehouses to our dealers.

Item 3. Legal Proceedings

  In the normal course of our business, we are a party to various legal proceedings. We do not expect that any currently pending proceedings will, individually or in the aggregate, have a material adverse affect on our business, results of operations or financial condition.

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

  The table below shows the number of stockholders of record that we had as of February 16, 2001:

     Title of Class                      Number of Record Holders
     --------------                      ------------------------
     Class A Stock, $1,000 par value               3,757
     Class B Stock, $1,000 par value               2,224
     Class C Stock, $100 par value                 4,835

  Our Company's Articles of Incorporation and By-laws prohibit us from declaring dividends (other than patronage dividends). (Please see the discussion of patronage dividends under Item 1. Business.)

Item 6. Selected Financial Data

                                                   SELECTED FINANCIAL DATA

Income Statement Data:

                           December 30,    January 1,    January 2,    December 31,    December 31,
                               2000           2000          1999           1997            1996
                           ------------    ----------    ----------    ------------    ------------
                                                       (000's omitted)
Net sales                  $  2,945,151    $3,181,802    $3,120,380    $  2,907,259    $  2,742,451
Cost of sales                 2,665,614     2,908,138     2,879,296       2,693,362       2,542,562
                           ------------    ----------    ----------    ------------    ------------
Gross profit                    279,537       273,664       241,084         213,897         199,889
Total expenses                  199,145       181,102       153,124         137,510         127,582
                           ------------    ----------    ----------    ------------    ------------
Net earnings               $     80,392    $   92,562    $   87,960    $     76,387    $     72,307
                           ============    ==========    ==========    ============    ============
Patronage dividends
 (Notes A, B and 5)        $     86,537    $   95,260    $   88,022    $     76,153    $     73,837
                           ============    ==========    ==========    ============    ============
Balance Sheet Data:
                           December 30,    January 1,    January 2,    December 31,    December 31,
                               2000           2000          1999           1997            1996
                           ------------    ----------    ----------    ------------    ------------
                                                       (000's omitted)
Total assets               $  1,122,173    $1,081,484    $1,047,580    $    977,478    $    916,375
Working capital                 182,741       180,763       191,926         158,676         146,862
Long-term debt                  105,891       111,895       115,421          96,815          71,837
Patronage refund
 certificates payable,
 long-term                       68,385        55,257        43,465          49,044          49,639
Member dealers' equity          284,658       279,963       261,512         245,479         233,313

(A) The Company operates as a cooperative organization, and pays patronage dividends to member dealers on earnings derived from business done with such dealers. It is the practice of the Company to distribute substantially all patronage sourced earnings in the form of patronage dividends.

(B) The form in which patronage dividends are to be distributed can only be determined at the end of each year when the amount distributable to each of the member dealers is known. Patronage dividends were payable as listed in the table below.

(5) Refers to Note (5) of the Consolidated Financial Statements beginning on page F-10 of this Form 10-K.

                           December 30,    January 1,    January 2,    December 31,    December 31,
                               2000           2000          1999           1997            1996
                           ------------    ----------    ----------    ------------    ------------
                                                       (000's omitted)
In cash                    $     34,764    $   38,173    $   34,826    $     29,943    $     28,178
In  patronage refund
 certificates payable            18,029        12,249        15,720          13,726           9,500
In Class C Stock                 24,267        21,648        26,170          22,366          26,474
In other property                    -         10,190            -               -               -
In patronage financing
 deductions                       9,477        13,000        11,306          10,118           9,685
                           ------------    ----------    ----------    ------------    ------------
Total patronage dividends  $     86,537    $   95,260    $   88,022    $     76,153    $     73,837
                           ============    ==========    ==========    ============    ============



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

  The Company has an established, unsecured revolving credit facility with a group of banks. The Company has unsecured lines of credit of $190.0 million of which $108.5 million was available at December 30, 2000. Any borrowings under these lines of credit would bear interest at the prime rate or less. Long-term financing is arranged as determined necessary to meet the Company's capital or other requirements, with principal amount, timing and form dependent on prevailing debt markets and general economic conditions.

  Capital expenditures for new and improved facilities were $44.6, $43.1 and $26.5 million in 2000, 1999 and 1998, respectively. During 2000, the Company financed the $44.6 million of capital expenditures out of current and accumulated internally generated funds and short-term borrowings. Capital expenditures for 2001 are anticipated to be approximately $72.5 million primarily for a new distribution facility, improvements to existing facilities and technology investments.

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

Operations 2000 Compared to 1999

  On June 30, 1999 the Company entered into a business combination agreement with Builder Marts of America, Inc. (BMA) to combine the Company's lumber and building materials division (the "LBM Division")
with BMA. Under this agreement, the Company contributed   defined
business  assets  (primarily   vendor   rebate receivables,  fixed
assets  and inventories)  for  a  non-controlling interest in the
combined entity. The investment in the combined entity is   accounted
for  under  the  equity  method  of  accounting.   The accompanying
consolidated financial statements include the financial results of the LBM Division through the closing date of August 2, 1999.

  The total sales decrease of 7.4% was affected by the business combination of the LBM Division with BMA. As a result of this transaction, lumber and building materials (LBM) sales are not reported within the Company's sales results after August 2, 1999. Excluding LBM, sales increased 4.7% in 2000 primarily due to conversions to Ace membership, additional sales to non-members, increased existing retailer volume and targeted efforts on new store development within our retailer base. Domestic basic business sales increased 5.3%, while international basic business sales decreased 1.8%.

  Gross profit increased $5.9 million and increased as a percent of total sales from 8.60% in 1999 to 9.49% in 2000. The increase, as a percent of sales, results primarily from the loss of lower margin LBM Division sales volume since August 1999. Basic business (excluding
LBM Division) gross profit decreased slightly as a percent of basic business sales (9.49% in 2000 vs. 9.52% in 1999) due to a sales mix shift towards the lower margin direct ship sales category and higher warehousing costs absorbed into inventory. Increased vendor rebates and increased company-owned store gross profit driven by higher sales volume partially offset the year-to-date gross profit percentage decline.

  Warehouse and distribution expenses increased $4.4 million over 1999 and increased as a percent of total sales from 0.9% in 1999 to 1.1% in 2000. As a percent of basic business sales, these costs increased from 1.0% in 1999 to 1.1% in 2000. Higher distribution wages required to support the increased sales volume combined with pre-opening costs associated for a new Loxley, Alabama distribution facility are partially offset by higher logistics income.

  Selling, general and administrative expenses decreased $2.0 million, or 2.3% due to continued cost control measures and lower LBM Division costs. Higher information technology costs and expenses associated with opening the Loxley, Alabama distribution facility partially offset these expense decreases, and, along with the exclusion of LBM sales in the sales base, account for the increase in general and administrative expenses as a percent of sales.

  Retail success and development expenses increased $16.0 million primarily due to operating costs associated with operating additional company-owned stores and investments made at retail to support our Vision 21 strategy. As part of this strategy, the Company entered into an agreement with an outside party to co-develop a common retail software platform for our dealers. This resulted in a write-down of prior software development costs which will not contribute to the new system. Increased advertising income partially offset these expense increases. Increases in this category are directly related to retail support of the Ace retailer as the Company continues to make retail investments in our dealer base.

  Interest expense increased $5.2 million due to higher average borrowing levels and increased interest rates. The increased borrowing levels resulted from the construction of the Loxley, Alabama distribution center, the expansion of our LaCrosse, Wisconsin facility and increased retailer dating programs.

  Other income increased $3.8 million primarily due to the gain on pension plan termination and income realized on non-controlling investments in affiliates.

  Income tax expense decreased due to increased operating losses from non-patronage activities.

Operations 1999 Compared to 1998

  On June 30, 1999 the Company entered into a business combination agreement with Builder Marts of America, Inc. (BMA) to combine the Company's lumber and building materials division (the "LBM Division")
with BMA. Under this agreement, the Company contributed   defined
business  assets  (primarily   vendor   rebate receivables,  fixed
assets  and inventories)  for  a  non-controlling interest in the
combined entity. The investment in the combined entity is   accounted
for  under  the  equity  method  of  accounting.   The accompanying
consolidated financial statements include the financial results of the LBM Division through the closing date of August 2, 1999.

  The total sales increase of 2.0% was affected by the business combination of the LBM Division with BMA. As a result of this transaction, LBM Division sales were not reported within the Company's sales results after August 2, 1999. Sales of basic hardware and paint merchandise (including warehouse, bulletin and direct shipments) increased 7.8% in 1999 primarily due to increased existing retailer volume, targeted efforts on new store development within our retailer base  and conversions  to Ace membership. Excluding international, domestic basic business sales were up 8.8%. Sales were negatively impacted by a decline in international sales. Net dealer outlets increased in 1999 due to targeted sales efforts on new store development and conversions to Ace membership and continued emphasis on retail success.

  Gross profit increased $32.6 million or 13.5% and increased as a percent of sales to 8.60% vs. 7.73% in 1998. This increase as a percent of sales results partially from the loss of lower margin LBM Division volume. Higher cash discounts and vendor rebates and increased margin from import products and retail operations resulted in the gross profit increase.

  Warehouse and distribution expenses increased $918,000 and increased as a percent of sales from .87% to .88%. Increased warehouse and distribution costs required to support higher handled sales are partially offset by increased logistics income. Higher logistics income combined with improvements in productivity drove expenses as a percent of basic business sales down to 1.00% in 1999 from 1.04% in 1998.

  Selling, general and administrative expenses increased by $4.5 million or 5.4% and increased as a percent to sales due to increased information technology costs to support our Year 2000 efforts.

  Retail success and development expenses increased $24.2 million or 73.7% due to increased new business development costs, costs associated with additional company-owned stores and costs to support retail initiatives. Increases in this category are directly related to retail support of the Ace retailer as the Company continues to make retail investments in our dealer base.

Impact of New Accounting Standards

  In June, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS Nos. 137 and 138, requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. The accounting treatment of gains or losses resulting from changes in the values of those derivatives is dependent on the use of the derivative and whether it qualifies for hedge accounting. The company is required to comply with SFAS No. 133, as amended, in fiscal year 2001 and estimates its adoption will not have a material effect on the consolidated financial statements.

  In September, 2000, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 replaces SFAS No. 125 and revises the standards for accounting for securitizations and other transfers of financial assets and collateral. The company is required to comply with SFAS No. 140 in the second quarter of fiscal year 2001 and does not believe its adoption will have a material effect on the consolidated financial statements.

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

  Interest rate risk is managed through a combination of fixed rate debt and variable rate short-term borrowings with varying maturities. At December 30, 2000, all short-term and long-term debt was issued at fixed rates.

  The  table  below  presents principal amounts and  related  weighted
average   interest  rates  by  year  of  maturity  for  the  Company's investments and debt obligations:

                                2001     2002     2003     2004    2005     Thereafter      Total
                                ----     ----     ----     ----    ----     ----------      -----
                                                 (000's omitted)
 Assets:
    Short-term investment-
      fixed rate               $10,594  $ 2,987  $   977  $ -     $ 2,060     $ 6,748     $ 23,366
    Fixed interest rate          5.52%    6.98%    5.75%    -       7.44%       6.70%        6.23%

  Liabilities:
    Short-term borrowings-
      variable rate            $81,500       -        -     -          -           -      $ 81,500
    Average variable
      interest rate              7.18%       -        -     -          -           -         7.18%
    Long-term debt-fixed
      rate                     $ 6,904  $ 6,715  $ 5,975  $ 5,629  $12,857    $74,715     $112,795
    Average fixed interest
      rate                       7.08%    7.07%    7.07%    7.10%    7.08%      7.09%        7.08%

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

  The Company's various currency exposures often offset each other, providing a natural hedge against currency risk. The Company has utilized foreign exchange forward contracts to hedge non-U.S. equity investments. Gains and losses on these foreign currency hedges are included in the basis of the underlying hedged investment. During 1999, the Company settled all outstanding foreign currency contracts that resulted in a gain of approximately $2.0 million reflected within accumulated other comprehensive income at January 1, 2000. The Company does not have any outstanding foreign exchange forward contracts at December 30, 2000. Settlement of foreign sales and purchases are generally denominated in U.S. currency resulting in limited foreign currency transaction exposure.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

  None.


                               PART III

Item 10. Directors and Executive Officers of the Company Our directors and executive officers are:

                                             Position(s) Currently Held
                                             and Business Experience (for
          Name               Age                  the past 5 years)
          ----               ---             ----------------------------

  Jennifer C. Anderson        50             Director since June, 1994; term
                                             expires 2003; President of Davis
                                             Lumber and Ace Hardware, Inc.,
                                             Davis, California since November,
                                             1985.

  Richard F. Baalmann, Jr.    41             Director since June, 1999; term
                                             expires 2002; President of Homart,
                                             Inc., Centralia, Illinois since
                                             May, 1988.

  Eric R. Bibens II           44             Director since June, 1997; term
                                             expires 2003; President of Bibens
                                             Home Center, Inc., Springfield,
                                             Vermont since 1983.

  Michael C. Bodzewski        51             Vice President, Marketing,
                                             Advertising, Retail Development
                                             and Company Stores effective
                                             October, 2000; Vice President -
                                             Marketing, Advertising and Retail
                                             Operations East effective October,
                                             1999; Vice President - Sales and
                                             Marketing effective October, 1998;
                                             Vice President - Merchandising
                                             effective June, 1990.

  Lori L. Bossmann            40             Vice President, Merchandising
                                             effective October, 2000; Vice
                                             President - Finance effective
                                             October 1999; Vice President -
                                             Controller effective September,
                                             1997; Controller effective
                                             January, 1994.

  Lawrence R. Bowman          54             Director since February, 1991;
                                             term expires 2001; President of
                                             Owenhouse Hardware Co., Inc.,
                                             Bozeman, Montana since February,
                                             1996 and Vice President of that
                                             company from March, 1988 until
                                             February, 1996.

  James T. Glenn              41             Director since June, 1996; term
                                             expires 2002; President of Ace
                                             Hardware of Chattanooga,
                                             Chattanooga, Tennessee since
                                             January, 1990.

  Ray A. Griffith             47             Executive Vice President, Retail
                                             effective October, 2000; Vice
                                             President - Merchandising
                                             effective October, 1998; Vice
                                             President - Retail Development and
                                             Marketing effective September,
                                             1997; Director - Retail Operations,
                                             Western Division effective
                                             September, 1994.

  Daniel L. Gust              51             Director since June, 1998; term
                                             expires 2001; President of Garden
                                             Acres Ace Hardware, Longmont,
                                             Colorado since January, 1991.

  D. William Hagan            43             Director since June, 1997; term
                                             expires 2003; President of Hagan
                                             Ace Hardware, Orange Park, Florida
                                             since February, 1980.

  David F. Hodnik             53             President and Chief Executive
                                             Officer effective January, 1996;
                                             President and Chief Operating
                                             Officer effective January 1, 1995.

                                             Position(s) Currently Held
                                             and Business Experience (for
          Name               Age                  the past 5 years)
          ----               ---             ----------------------------

  Paul M. Ingevaldson         55             Senior Vice President -
                                             International and Technology
                                             effective September, 1997; Vice
                                             President - Corporate Strategy
                                             and International Business
                                             effective September, 1992.

  Howard J. Jung              53             Chairman of the Board and Director
                                             since June, 1998; term expires
                                             2001; Vice President of Ace
                                             Hardware Stores, Inc., Raleigh,
                                             North Carolina since June, 1997.

  Rita D. Kahle               44             Executive Vice President effective
                                             October, 2000; Senior Vice
                                             President - Wholesale effective
                                             September, 1997; Vice President -
                                             Finance effective January, 1994.

  Richard A. Karp             49             Director since June, 2000;
                                             President, Cole Hardware, San
                                             Francisco, California since June,
                                             1979.

  David F. Myer               55             Senior Vice President, Retail
                                             Support and Logistics effective
                                             October, 2000; Vice President -
                                             Retail Support effective
                                             September, 1997; Vice President
                                             Retail Support and New Business
                                             effective October, 1994.

  Mario R. Nathusius          57             Director since June, 1998; term
                                             expires 2001; President of Cemaco
                                             S.A. Guatemala City, Guatemala
                                             since March, 1978.

  Fred J. Neer                61             Vice President - Human Resources
                                             effective April, 1989.

  Ken L. Nichols              52             Vice President, Retail Operations
                                             effective October, 2000; Vice
                                             President - Retail Operations West
                                             effective October, 1999; Vice
                                             President - New Business effective
                                             October, 1998; Director - Retail
                                             Operations, Eastern Division
                                             effective October, 1994.

  Richard W. Stine            55             Director since June, 1999; term
                                             expires 2002; Vice President of
                                             Stine, Inc., Sulphur, Louisiana
                                             since September, 1976.


  Our By-laws provide that our Board shall have between 9 and 12 directors. A minimum of 9 directors must be dealer directors. A maximum of two directors may be non-dealer directors. Non-dealer directors cannot exceed 25% of the total number of directors in office at any one time. Non-dealer directors may (but do not have to be) shareholders of ours who are in the retail hardware business. Our By-laws provide for three classes of directors who are to be elected for staggered 3-year terms, except that one director who would not otherwise be eligible for reelection in 2001 may be elected at the 2001 annual meeting of stockholders for a two year term under Article IV, Sections 1 through 3 of our By-laws. On January 23, 2001, the Board of Directors passed a resolution reducing the number of directors from eleven to ten effective with the 2001 Annual Stockholders meeting on June 4, 2001.

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

  A geographic breakdown of our current regions for the election of directors at our 2001 annual stockholders meeting to be held on June 4, 2001 appears below:

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

  Region 4 -  Indiana, Illinois, Michigan, Wisconsin;

  Region 5 -  Colorado,  Idaho, Iowa, Kansas, Minnesota,  Missouri, Montana,
              Nebraska, North Dakota, South Dakota, Utah, Wyoming;

  Region 6 -  Arkansas,  Louisiana, Oklahoma,  Texas,  New  Mexico, Arizona;

  Region 7 -  Hawaii, California, Nevada, Oregon, Washington, Alaska

  Under   the   procedure  required  by  our  By-laws,  the  following
directors have been selected as nominees for reelection as dealer directors at the 2001 annual stockholders meeting:

   Nominee                                 Age  Class  Region  Term
   -------                                 ---  -----  ------  ----
Daniel L. Gust                             51   Third     5   3 years
Howard J. Jung                             53   First    N/A* 2 years
                                           *Non-dealer director

  The person named below has been selected as a nominee for election to the Board for the first time at the 2001 annual meeting as a dealer director of the class, from the region and for the term indicated:

    Nominee                                Age  Class  Region  Term
    -------                                ---  -----  ------  ----
David S. Ziegler                           45   Third At large 3 years

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

Item 11. Executive Compensation

  Below is information about the cash compensation that we paid to our five highest paid executive officers earning over $100,000 for their services in all capacities to us and our subsidiaries during fiscal years 2000, 1999 and 1998:

                      SUMMARY COMPENSATION TABLE

                                                                  Long-Term
                                      Annual Compensation        Compensation

    Name                                                                          (3)
    and                                                             (2)        All Other
  Principal                                            (1)       Long-Term      Compen-
  Position                        Year   Salary($)   Bonus($)    Payouts($)     sation($)
  --------                        ----   ---------   --------    ----------     ---------
David F. Hodnik                   2000   $630,000    $ 56,700    $533,829       $117,568
President and Chief               1999    600,000         -       478,104        187,730
Executive Officer                 1998    600,000         -       230,268        151,997

Rita D. Kahle                     2000   $298,000    $103,704    $ 85,921       $ 51,455
Executive Vice President          1999    285,000     128,685      77,826         64,536
                                  1998    270,000     114,372      65,409         53,852

Paul M. Ingevaldson               2000   $295,000    $ 85,550    $ 89,479       $ 49,013
Senior Vice President,            1999    287,000      99,662      85,242         73,401
International and  Technology     1998    279,000      85,430      76,590         64,702

Michael C. Bodzewski              2000   $270,500    $ 87,570    $ 79,437       $ 45,382
Vice President, Marketing,        1999    261,000      94,472      73,923         57,346
Advertising, Retail Development   1998    248,000      85,450      63,681         53,658
and Company Stores

David F. Myer                     2000   $263,000    $ 80,215    $ 73,967       $ 42,994
Senior Vice President,            1999    245,000      92,453      69,180         53,849
Retail Support and Logistics      1998    230,000      72,726      60,474         44,381

(1) The Incentive Compensation Plan covers each of the executive officers. Mr. Hodnik participates only in the retail sales component of the Annual Incentive Plan. The bonus amounts awarded to participants in
     the  Plan are determined  in  accordance  with  achievement   of
     individual  performance  based   objectives   and  achievement  of
     corporate goals. The maximum short-term incentive award for each executive officer is 25% to 35% of their respective salary in 1998, 30% to 40% of their respective salary in 1999 and 35% to 45% of their respective salary in 2000. The short-term bonus award becomes payable to each participant as early as practicable at or after the end of the fiscal year.


(2) Includes the long-term incentive award under the Long-Term Incentive Compensation Deferral Option Plan effective in 1995. The long-term Officer incentive plan is based upon corporate performance over a three year period with emphasis on total shareholder return through maximizing both year-end patronage dividends and upfront dividends (throughout the year) through pricing programs and discounts. This plan maintains the commitment to long-term performance and shareholder return in a cooperative environment. One third of the total long-term incentive award is subject to a one year vesting provision.

     Effective January 1, 1995, executive officers may elect to defer a portion (20% to 100%, in 20% increments) of the annual award granted. Participants' compensation deferrals are credited with a specified rate of interest to provide a means to accumulate supplemental retirement benefits. Deferred benefits are payable over a period of 5 to 20 years. Annual elections are required for the upcoming deferral year by December of the preceding year. Total long-term incentives for the three year period ended in 2000, to be awarded in 2001, were $531,474, $100,779, $91,182, $86,382 and
     $99,843 for Messrs. Hodnik, Ingevaldson, Bodzewski, Myer and Ms. Kahle, respectively.

(3) Includes contributions to the Company's Profit Sharing Plus Plan and contributions to the Company's Retirement Benefits Replacement Plan. All active employees are eligible to participate in the Company's profit sharing plan after one year of service. Those active employees covered by a collective bargaining agreement regarding retirement benefits, which were the subject of good faith bargaining, are not eligible if such agreement does not include them in the plan. For the year 2000, the Company contributed a maximum of 9.6% of each participant's eligible compensation to the Profit Sharing Plus Plan (8.6% profit sharing and 1% Company 401-K match). During the year 2000, $16,320 was contributed to the Company's Profit Sharing Plus Plan by the Company pursuant to the Plan for each of Messrs. Hodnik, Ingevaldson, Bodzewski, Myer and Ms. Kahle.

     The Company has also established a Retirement Benefits Replacement Plan covering all executive officers of the Company. This is an unfunded Plan under which the participants therein are eligible to receive retirement benefits equal to the amounts by which the benefits they would otherwise have been entitled to receive under the Company's Profit Sharing Plan may be reduced by reason of the limitations on contributions and benefits imposed by any current or future provisions of the U.S. Internal Revenue Code or other federal legislation. During the year 2000, amounts were contributed to the Company's Retirement Benefit Replacement Plan $101,248 for
     Mr. Hodnik, $32,693 for Mr. Ingevaldson, $29,062 for Mr. Bodzewski, $26,674 for Mr. Myer and $35,135 for Ms. Kahle.

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

(4) As a cooperative whereby all stockholders are member dealers, the Company does not grant or issue stock awards of any kind.

  Messrs. Hodnik and Ingevaldson are employed under contracts, each commencing January 1, 2001 for respective terms of two years, terminating December 31, 2002. Ms. Kahle and Mr. Myer are employed under contracts, each commencing January 1, 2000 for respective terms of two years, terminating December 31, 2001. Mr. Bodzewski is employed under a contract commencing April 1, 2000 for a term of two years,
terminating  March  31,  2002.  The  contracts  provide   for   annual
compensation   effective  January  1,  2001  of  $649,000,   $305,000,
$313,000, $278,000 and $278,000, respectively or such increased amount, if any, as shall be approved by the Board of Directors. If an executive's employment is terminated without cause, each contract provides for continuing salary payments for the balance of the contract term, with the minimum period for these payments being 6 months (12 months in the case of Mr. Hodnik).

  The Company also maintained a Pension Plan which was established December 31, 1970. The Plan was closed to new entrants on December 31, 1995. Pension Plan benefit accruals were frozen as of February 29,
2000. The Company terminated the Pension Plan effective April 30, 2000. All active employees were eligible to participate in this Plan on the first January 1 that they were working for the Company. Those active employees covered by a collective bargaining agreement regarding retirement benefits, which were the subject of good faith bargaining were not eligible if such agreement did not include them in the plan. The Plan provided benefits at retirement at or after age 65 determined under a formula which took into account 60% of a participant's average base pay (including overtime) during the 5 highest consecutive calendar years of employment and years of service prior to age 65, and under which an offset was applied for the straight life annuity equivalent of the vested portion of the participant in the amount of benefits provided for them by the Company under the Profit Sharing Plan.

  Examples of yearly benefits provided by the Pension Plan (prior to reduction by the Profit Sharing Plan offset) are as follows:

                                      Years of Service
                                      ----------------
Remuneration              10       15       20       25      30 or more
------------              --       --       --       --      ----------
$170,000               $34,000  $51,000  $68,000  $85,000    $102,000
$150,000                30,000   45,000   60,000   75,000      90,000
$100,000                20,000   30,000   40,000   50,000      60,000
$ 50,000                10,000   15,000   20,000   25,000      30,000

  The amounts shown above represent straight life annuity amounts. Maximum benefits from the Pension Plan were attained after 30 years of service and attainment of age 65. The compensation covered by the Pension Plan consisted of base compensation (exclusive of bonuses and non-recurring salary or wage payments) not to exceed $170,000 of such total remuneration paid to a participant during any plan year. Remuneration and yearly benefits under the Plan were limited, and subject to adjustment, under Sections 415(d) and 401(a)17 of the U.S. Internal Revenue Code. The amount of covered compensation under the Pension Plan, therefore was $170,000 for each Executive Officer named in the Compensation table. Upon termination of the plan, the credited years of service under the Pension Plan for the currently employed executive officers named in the compensation table as follows: David
F. Hodnik - 27 years; Paul M. Ingevaldson - 20 years; Michael C. Bodzewski - 22 years; David F. Myer - 18 years and Rita D. Kahle - 14 years.

Compensation Committee Report

  The Compensation Committee is responsible for approving the compensation programs, plans and guidelines for all Corporate and Company Officers, and administering the Company's Executive Incentive Plans. Our decisions are based on our understanding of Ace's business and it's long-term strategies, as well as our knowledge of the capabilities and performance of the Company and of the executives. We stress long-term measured results, focus on team work, accepting
prudent    risks   and   are   strongly   committed   to    fulfilling
retailer/consumer needs.

  We believe that our retailers (shareholders) are best served by running the Company with a long-term perspective while striving to deliver consistently good year-end results. Therefore, the Company's Executive Compensation Program and Officer Incentive Plan has been designed to attract, retain and reward superior talent that will produce positive results and enhance Ace's position in the highly competitive hardware and home improvement marketplace. The Company is led by exceptional leaders, many of them long-term Ace employees; while others bring experiences from outside Ace.

  We believe the compensation for our executives should be competitive with other high performing companies in order to motivate and retain the talent needed to produce superior results. In that regard, our Committee conducts an overall review of compensation programs and philosophies bi-annually. We review information supplied by an independent Compensation consultant and other marketplace data to determine the competitiveness of Ace's total compensation package.

  The Committee believes that special leadership competencies and sensitivities are required to balance the unique relationship between and among the Company, its employees, retailers and vendors. Therefore, we go beyond a simple evaluation of competitive salary information and Company financial results in making compensation decisions.

  Our Committee annually establishes an executive's base salary, based on evaluation of the executive's level of responsibility and individual performance considered in light of competitive pay practices. We gage Executive performance in developing and executing corporate strategies; leading and developing people; initiating and leading change; passion for retail success; balancing the many relationships within and outside the Ace family; and leading and coordinating with others, programs which impact the Company's performance.

  Under the Annual Incentive Plan each officer is assigned an incentive target percent at the beginning of the year (the greater the Officer's responsibility, the higher the target percent is of base salary). This plan has individual, team and retail sales components. This concept is used to reflect the accomplishments of each Officer's functional organization results, overall Company wholesale performance and retail sales growth compared to the competition.

  Consistent with our focus on long-term objectives, our long-term incentive plan is based on total corporate world-wide performance. A three-year performance cycle is established each year with Officers receiving an award if minimum pre-determined (by the Compensation Committee) performance goals are achieved at the end of each annual cycle. As a pay for performance plan, the long-term incentive plan is intended to motivate and reward executives by directly linking the amount of any award to specific long-term corporate financial goals and total team performance. There is a direct shared relationship between what a retail owner receives in patronage rebate and what the Officer group receives as an award pool.

  The President and CEO participates in the base salary, Retail Sales Incentive and Long-Term Incentive Plan compensation programs described in this report consistent with our compensation philosophy. At risk compensation represents a major portion of the President and CEO's total compensation package. The President and CEO's compensation includes a competitive base salary, a significant long-term incentive award to maintain our commitment to long-term company performance and shareholder return and an annual retail sales award.

Compensation of Directors

  Effective January 1, 2001, and January 1, 2000, each member of the Board of Directors (other than the Chairman of the Board) receives a monthly fee of $2,917 and $2,833, respectively, for their services. Effective January 1, 1998 each member of the Board of Directors (other than the Chairman of the Board) receives $1,500 per Board of Directors meeting attended. In addition, effective January 1, 1999, each Board of Director Committee Chairperson received $750 per meeting chaired, which was increased to $1,000 effective January 1, 2000. Mr. Jung is paid a total annual fee of $150,000 effective June 1, 2000, and $130,000 effective June 1, 1999 in his capacity as Chairman of the Board.

  The Company has adopted a Directors' Deferral Option Plan. Like the Officers' Long-Term Incentive Compensation Deferral Option Plan, under this Directors' Plan, directors may elect to defer a portion (5% to 100%, in 5% increments) of their annual director's fee. Deferred benefits are payable over a period of 5 to 20 years, as elected.
Annual elections are required for the upcoming deferral year by December 15 of the preceding year.

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

  The table below shows the shares of our Class B and Class C Stock that is held (directly or indirectly), by our directors, officers and nominees for directorships as of February 16, 2001:

                                Class B Stock Owned     Class C Stock Owned
                                -------------------     -------------------
                                  Number    Percent       Number    Percent
                                of Shares  of Class     of Shares  of Class
                                ---------  --------     ---------  --------
  Jennifer C. Anderson              4        .180         3,660      .148
  Richard F. Baalmann, Jr.          4        .180         2,988      .121
  Eric R. Bibens II                 -          --         1,071      .043
  Lawrence R. Bowman                4        .180         2,732      .110
  James T. Glenn                    4        .180         9,310      .376
  Daniel L. Gust                    -          --           926      .037
  D. William Hagan                  -          --         1,629      .066
  Howard J. Jung                    -          --           555      .022
  Richard A. Karp                   -          --         4,360      .176
  Mario R. Nathusius                -          --         4,779      .193
  Richard W. Stine                  4        .180         8,289      .334
  David S. Ziegler                  -          --         9,437      .381

                                ---------  --------     ---------  --------
  All above directors and
  officers as a group              20        .900        49,736     2.007
                                =========  ========     =========  ========

  We are not aware of any contracts or securities pledges that may result in a change in control of our Company at a later date.

Item 13. Certain Relationships and Related Transactions

  The term "owner" as used in this section pertains to owners of our shares. It includes both those who are named as owners of shares on our corporate books and records, as well as those who are not named as owners of record, but for whose benefit someone else is holding the shares. No director, executive officer or shareholder whom we know to be the owner of more than five percent of any class of our voting securities or any member of their immediate families had during fiscal year 2000 or is currently expected to have any significant interest (whether direct or indirect) in any transaction over $60,000 with us, except that those of our directors who are also Ace Hardware dealers purchased merchandise and services from us and participated in our programs for their stores, including but not limited to our lending programs, in the ordinary course of business. None of these directors received any special terms in connection including but not limited to our lending programs, with these transactions or any benefits that were not available to the other cooperative members that we supply.



                                PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form
         8-K.

  (a)1.  Financial Statements

         The financial statements listed in the accompanying index (page F-1) to the consolidated financial statements are filed as part of this annual report.

    2.   Financial Statement Schedules

         None.

    3.   Exhibits

         The exhibits listed on the accompanying index to exhibits (pages E-1 through E-7) are filed as part of this annual report.

         (b)Reports on Form 8-K

         No Form 8-K was required to be filed during the fourth quarter of fiscal 2000.


                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ACE HARDWARE CORPORATION


                                 By     HOWARD J. JUNG
                                        Howard J. Jung
                                 Chairman of the Board and Director

DATED: March 22, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                Title             Date

       HOWARD J. JUNG     Chairman of the Board     March 22, 2001
       Howard J. Jung          and Director



      DAVID F. HODNIK      President and Chief      March 22, 2001
      David F. Hodnik       Executive Officer


       RITA D. KAHLE     Executive Vice President   March 22, 2001
       Rita D. Kahle     (Principal Financial and
                           Accounting Officer)

Jennifer C. Anderson, Richard F. Directors
Baalmann, Jr., Eric R. Bibens II,
Lawrence R. Bowman, James T. Glenn,
Daniel L. Gust, D. William Hagan,
Richard A. Karp, Mario R. Nathusius,
and Richard W. Stine


*By DAVID F. HODNIK March 22, 2001
       David F. Hodnik


*By RITA D. KAHLE March 22, 2001
        Rita D. Kahle

     *Attorneys-in-fact



                           INDEX TO EXHIBITS

Exhibits
Enclosed                Description
--------                -----------
     3-A Copy of Restated Certificate of Incorporation of the Registrant, as amended, through June 3, 1996 filed as Exhibit 3-A the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 22, 2001.

     21     Subsidiaries of the Registrant.

     23     Consent of KPMG LLP.

     24     Powers of Attorney.

Exhibits
Incorporated
by Reference            Description
------------            -----------
     3-B    Copy  of  By-laws  of  the Registrant as  amended  through
            December   6,  2000  included  as  Appendix  A   to   the
            Prospectus constituting a part of the Post-Effective Amendment No. 6 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) filed on or about March 22, 2001 and incorporated herein by reference.

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

     4-F Copy of plan for the distribution of patronage dividends with respect to purchases of merchandise made from the
            Registrant  for  the  year  2000  and  subsequent   years
            adopted by the Board of Directors of the Registrant on December 6, 2000 and filed as Exhibit 4-F to Post-Effective Amendment No. 6 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or
            about   March  22,  2001  and  incorporated   herein   by
            reference.

Exhibits
Incorporated
by Reference            Description
------------            -----------
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

     10-D Copy of Restated PREP Plan (formerly known as Executive Supplemental Benefit Plans) adopted on December 6, 2000 filed as Exhibit 10-D to Post-Effective Amendment No. 6 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 22, 2001 and incorporated herein by reference.

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

Exhibits
Incorporated
by Reference            Description
------------            -----------
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

     10-J   Copy   of   current   standard  form   of   Ace   Hardware
            Corporation International Franchise Agreement filed as Exhibit 10-J to Post-Effective Amendment No. 6 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 22, 2001 and incorporated herein by reference.

     10-K   Copy  of  current standard form of Ace Hardware Membership
            Agreement   filed   as  Exhibit  10-P  to   Pre-Effective
            Amendment   No.   2   to   the  Registrant's   Form   S-2
            Registration Statement (Registration No. 33-58191) on  or
            about   April  26,  1995  and  incorporated   herein   by
            reference.

     10-L Copy of Supplement to Ace Hardware Membership Agreement effective April 1, 2000, filed as Exhibit 10-L to Post-Effective Amendment No. 6 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or
            about   March  22,  2001  and  incorporated   herein   by
            reference.

     10-M Copy of 6.47% Senior Series A notes in the aggregate principal sum of $30,000,000 issued September 22, 1993 with a maturity date of June 22, 2008 and $20,000,000 Private Shelf Facility, pursuant to Note Purchase and
            Private Shelf Agreement with The Prudential Insurance Company of America dated as of September 22, 1993 filed as Exhibit 10-R to Post-Effective Amendment No. 2 to the
            Registrant's    Form    S-2    Registration     Statement
            (Registration  No.  33-46449)  on  March  23,  1994   and
            incorporated herein by reference.

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

     10-P Copy of Deed of Lease with Arundel II L.L.C. dated as of January 30, 1998 for the Registrant's redistribution center in Odenton, Maryland filed as Exhibit 10-P to Post-Effective Amendment No. 4 to the Registrant's Form
            S-2 Registration Statement (Registration No. 33-58191) on or about March 15, 1999 and incorporated herein by reference.

     10-Q Copy of Ace Hardware Corporation Deferred Compensation Plan effective January 1, 1994 filed as Exhibit 10-X to Post-Effective Amendment No. 2 to the Registrant's Form S-2 Registration Statement (Registration No. 33-46449) on March 23, 1994 and incorporated herein by reference.

Exhibits
Incorporated
by Reference            Description
------------            -----------
     10-R   Copy   of   current   standard  form   of   Ace   Hardware
            Corporation    License   Agreement   for    international
            licensees   filed  as  Exhibit  10-R  to   Post-Effective
            Amendment   No.   6   to   the  Registrant's   Form   S-2
            Registration Statement (Registration No. 33-58191) on  or
            about   March  22,  2001  and  incorporated   herein   by
            reference.

     10-S   Copy   of   Lease   dated   May  4,   1994   for   freight
            consolidation  center  of  the  Registrant  in   Chicago,
            Illinois filed as Exhibit 10-Z to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 23, 1995 and incorporated herein by reference.

     10-T   Copy  of  Long-Term Incentive Compensation Deferral Option
            Plan  of  the Registrant effective January 1, 2000  filed
            as   Exhibit  10-a-13  to  the  Registrant's   Form   S-2
            Registration Statement (Registration No. 33-58191) on  or
            about   March  15,  2000  and  incorporated   herein   by
            reference.

     10-U Copy of Ace Hardware Corporation Directors' Deferral Option Plan effective January 1, 2001 filed as Exhibit
            10-U   to   Post-Effective  Amendment  No.   6   to   the
            Registrant's    Form    S-2    Registration     Statement
            (Registration No. 33-58191) on or about March 22, 2001 and incorporated herein by reference.

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

     10-X Copy of Lease dated October 31, 1995 between Brant Trade & Industrial Park, Inc. and Ace Hardware Canada Limited for warehouse space in Brantford, Ontario, Canada filed as Exhibit 10-a-12 to Post-Effective Amendment No. 1 to
            the   Registrant's   Form   S-2  Registration   Statement
            (Registration No. 33-58191) on or about March 11, 1996 and incorporated herein by reference.

     10-Y Copy of Lease dated November 27, 1995 between 674573 Ontario Limited and Ace Hardware Canada Limited for general office space in Markham, Ontario, Canada filed as Exhibit 10-a-13 to Post-Effective Amendment No. 1 to
            the   Registrant's   Form   S-2  Registration   Statement
            (Registration No. 33-58191) on or about March 11, 1996 and incorporated herein by reference.

     10-Z Copy of Executive Healthcare Plan adopted by the Board of Directors of the Registrant on August 25, 1998 filed as Exhibit 10-Z to Post-Effective Amendment No. 4 to the
            Registrant's    Form    S-2    Registration     Statement
            (Registration No. 33-58191) on or about March 15, 1999 and incorporated herein by reference.

     10-a-1 Copy   of   Ace  Hardware  Corporation  Executive  Benefit
            Security Trust Agreement effective July 19, 1995 filed as Exhibit 10-a-18 to Post-Effective Amendment No. 1 to
            the   Registrant's   Form   S-2  Registration   Statement
            (Registration No. 33-58191) on or about March 11, 1996 and incorporated herein by reference.

Exhibits
Incorporated
by Reference            Description
------------            -----------
     10-a-2 Copy  of  current  standard form of  International  Retail
            Merchant Agreements filed as Exhibit 10-a-2 to Post-Effective Amendment No. 6 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or
            about   March  22,  2001  and  incorporated   herein   by
            reference.

     10-a-3 Copy  of  Lease  Agreement dated as of September  1,  1996 for  the  Registrant's project facility  in  Wilton,  New
            York   filed   as   Exhibit  10-a-13  to   Post-Effective
            Amendment   No.   2   to   the  Registrant's   Form   S-2
            Registration Statement (Registration No. 33-58191) on  or
            about   March  12,  1997  and  incorporated   herein   by
            reference.

     10-a-4 Copy  of  6.47%  Series A Senior Notes  in  the  aggregate principal amount of $30,000,000 issued August 23, 1996 with a maturity date of June 22, 2008 and $70,000,000 Private Shelf Facility, pursuant to Amended and Restated Note Purchase and Private Shelf Agreement with The Prudential Insurance Company dated August 23, 1996 filed as Exhibit 10-a-14 to Post-Effective Amendment No. 2 to
            the   Registrant's   Form   S-2  Registration   Statement
            (Registration No. 33-58191) on or about March 12, 1997 and incorporated herein by reference.

     10-a-5 Copy  of  Second  Amendment to the Restated  Ace  Hardware
            Corporation Retirement Benefits Replacement Plan adopted on December 8, 1998 and effective January 1, 1999 filed as  Exhibit 10-a-6 to Post-Effective Amendment No.  4  to
            the   Registrant's   Form   S-2  Registration   Statement
            (Registration No. 33-58191) on or about March 15, 1999 and incorporated herein by reference.

     10-a-6 Copy  of  Lease  Agreement dated  May  27,  1999  for  the
            Registrant's project facility in Loxley, Alabama filed as Exhibit 10-a-9 to Post-Effective Amendment No. 5 to
            Registrant's    Form    S-2    Registration     Statement
            (Registration No. 33-58191) on or about March 15, 2000 and incorporated herein by reference.

     10-a-7 Copy   of   Agreement  dated  October  29,  1999   between
            Registrant and William A. Loftus filed as Exhibit 10-a-10 to Post-Effective Amendment No. 5 to Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 15, 2000 and incorporated herein by reference.

     10-a-8 Copy   of   Third  Amendment  to  Restated  Ace   Hardware
            Corporation Retirement Benefits Replacement Plan adopted December 8, 1999 and effective January 1, 2000 filed as
            Exhibit  10-a-11  to Post-Effective Amendment  No.  5  to
            Registrant's    Form    S-2    Registration     Statement
            (Registration No. 33-58191) on or about March 15, 2000 and incorporated herein by reference.

     10-a-9 Copy  of  First  Amendment  to  Ace  Hardware  Corporation
            Restated Officer Incentive Plan adopted on December 8, 1999 and effective January 1, 2000 filed as Exhibit 10-a-12 to Post-Effective Amendment No. 5 to Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 15, 2000 and incorporated herein by reference.

    10-a-10 Copy of Second Amendment to Ace Hardware Corporation
            Restated Officer Incentive Plan adopted on December 6, 2000 and effective January 1, 2001 filed as Exhibit 10-a-10 to Post-Effective Amendment No. 6 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or about March 22, 2001 and incorporated herein by reference.

Exhibits
Incorporated
by Reference            Description
------------            -----------
    10-a-11 Copy  of  $175,000,000 Revolving Credit Facility Agreement
            dated as of May 2, 2000 filed as Exhibit 10-a-11 to Post-Effective Amendment No. 6 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or
            about   March  22,  2001  and  incorporated   herein   by
            reference.

    10-a-12 Copy  of  Lease  effective November 27, 2000  for  freight consolidation  center of the Registrant  in  Fort  Worth,
            Texas   filed   as   Exhibit  10-a-12  to  Post-Effective
            Amendment   No.   6   to   the  Registrant's   Form   S-2
            Registration Statement (Registration No. 33-58191) on  or
            about   March  22,  2001  and  incorporated   herein   by
            reference.

    10-a-13 Copy  of  Lease  (Reference Date April 1,  2000)  for  the
            Registrant's additional general office space at 1220  and
            1300  Kensington  Rd.,  Oak  Brook,  Illinois  filed   as
            Exhibit 10-a-13 to Post-Effective Amendment No. 6 to  the
            Registrant's    Form    S-2    Registration     Statement
            (Registration No. 33-58191) on or about March 22, 2001 and incorporated herein by reference.

    10-a-14 Copy   of  current  standard  form  of  Limited  Liability
            Company  Agreement  for retail joint  ventures  filed  as
            Exhibit 10-a-14 to Post-Effective Amendment No. 6 to  the
            Registrant's    Form    S-2    Registration     Statement
            (Registration No. 33-58191) on or about March 22, 2001 and incorporated herein by reference.

    10-a-15 Copy  of  Amendment dated September 25, 2000  to  Restated
            Note Purchase and Private Shelf Agreement dated as of August 23, 1996 with The Prudential Insurance Company of
            America   filed  as  Exhibit  10-a-15  to  Post-Effective
            Amendment   No.   6   to   the  Registrant's   Form   S-2
            Registration Statement (Registration No. 33-58191) on  or
            about   March  22,  2001  and  incorporated   herein   by
            reference.

  Upon request of the Commission, we agree to furnish copies of any agreements regarding indebtedness that does not exceed ten percent of our total assets and the assets of our subsidiaries on a consolidated basis.

  Supplemental   Information  to  be  Furnished  with  Reports   Filed
Pursuant to Section 15(d) of the Act by Registrants which have not Registered Securities Pursuant to Section 12 of the Act.

  As of the date of the Report mentioned above, neither our annual report for fiscal year 2000 nor any proxy soliciting materials for our 2001 annual meeting have been sent to our shareholders. Copies of that annual report as well as our proxy soliciting materials will be sent to our shareholders and furnished to the Securities and Exchange Commission at a later date.



Item 14(a) Index to Consolidated Financial Statements and Financial Statement Schedules
                                                              Page
                                                              ----
Independent Auditors' Report                                   F-2

Consolidated Balance Sheets at December 30, 2000
  and January  1,  2000                                        F-3

Consolidated Statements of Earnings and Consolidated
  Statements of Comprehensive Income for each of the
  years in the three-year period ended December 30, 2000       F-5

Consolidated Statements of Member Dealers' Equity for
  each of the years in the three-year period ended
  December 30, 2000                                            F-6

Consolidated Statements of Cash Flows for each of the
  years in the three-year period ended December 30, 2000       F-7

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


  INDEPENDENT AUDITORS' REPORT



The Board of Directors
Ace Hardware Corporation:

  We have audited the accompanying consolidated balance sheets of Ace Hardware Corporation and subsidiaries as of December 30, 2000 and January 1, 2000 and the related consolidated statements of earnings, comprehensive income, member dealers' equity and cash flows for each of the years in the three-year period ended December 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ace Hardware Corporation and subsidiaries as of December 30, 2000 and January 1, 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 30, 2000 in conformity with accounting principles generally accepted in the United States of America.



                              KPMG LLP


Chicago, Illinois
January 26, 2001


                       ACE HARDWARE CORPORATION

                      CONSOLIDATED BALANCE SHEETS

                  December 30, 2000 and January 1, 2000

                                ASSETS

                                                 December 30,       January 1,
                                                     2000              2000
                                                 -------------     ------------
                                                        (000's omitted)
Current assets:
 Cash and cash equivalents                       $     24,644      $    35,422
 Short-term investments                                12,772               -
 Receivables:
   Trade                                              316,339          317,144
   Other                                               59,090           56,360
                                                 -------------     ------------
                                                      375,429          373,504
   Less allowance for doubtful receivables             (2,458)          (2,625)
                                                 -------------     ------------
     Net receivables                                  372,971          370,879
 Inventories (Note 2)                                 395,565          373,090
 Prepaid expenses and other current assets             15,105           13,341
                                                 -------------     ------------
     Total current assets                             821,057          792,732
                                                 -------------     ------------
Property and equipment (Note 10):
 Land                                                  16,791           18,210
 Buildings and improvements                           211,024          188,795
 Warehouse equipment                                   90,250           79,573
 Office equipment                                      99,560           94,377
 Manufacturing equipment                               14,590           14,360
 Transportation equipment                              16,888           16,426
 Leasehold improvements                                17,445           17,400
 Construction in progress                               2,054           14,456
                                                 -------------     ------------
                                                      468,602          443,597
   Less accumulated depreciation and
     amortization                                    (206,712)        (184,419)
                                                 -------------     ------------
     Net property and equipment                       261,890          259,178

Other assets                                           39,226           29,574
                                                 -------------     ------------
                                                 $  1,122,173      $ 1,081,484
                                                 =============     ============

     See accompanying notes to consolidated financial statements.



                       ACE HARDWARE CORPORATION

                      CONSOLIDATED BALANCE SHEETS

                 December 30, 2000 and January 1, 2000


                LIABILITIES AND MEMBER DEALERS' EQUITY

                                                 December 30,       January 1,
                                                     2000              2000
                                                 -------------     ------------
                                                         (000's omitted)

Current liabilities:
 Current installments of long-term debt
   (Note  4)                                     $      6,904      $     4,067
 Short-term borrowings (Note 3)                        81,500           49,869
 Accounts payable                                     448,766          449,497
 Patronage dividends payable in cash (Note 5)          34,764           38,173
 Patronage refund certificates payable (Note 5)         4,795              373
 Accrued expenses                                      61,587           69,990
                                                 -------------     ------------
     Total current liabilities                        638,316          611,969

Long-term debt (Note 4)                               105,891          111,895
Patronage refund certificates payable (Note 5)         68,385           55,257
Other long-term liabilities                            24,923           22,400
                                                 -------------     ------------
     Total liabilities                                837,515          801,521
                                                 -------------     ------------

Member dealers' equity (Notes 5 and 8):
 Class A Stock of $1,000 par value                      3,783            3,856
 Class B Stock of $1,000 par value                      6,499            6,499
 Class C Stock of $100 par value                      250,480          241,226
 Class C Stock of $100 par value, issuable
   to dealers for patronage dividends                  24,267           21,648
 Additional stock subscribed, net                         351              498
 Retained earnings (deficit)                           (5,551)             594
 Contributed capital                                   13,485           13,485
 Accumulated other comprehensive income (loss)           (162)             291
                                                 -------------     ------------
                                                      293,152          288,097
 Less:  Treasury  stock, at cost                       (8,494)          (8,134)
                                                 -------------     ------------
     Total member dealers' equity                     284,658          279,963

 Commitments (Notes 6 and 10)

     Total liabilities and member dealers'       -------------     ------------
       equity                                    $  1,122,173      $ 1,081,484
                                                 =============     ============


     See accompanying notes to consolidated financial statements.



                       ACE HARDWARE CORPORATION

                  CONSOLIDATED STATEMENTS OF EARNINGS




                                                            Year Ended
                                             ---------------------------------------
                                             December 30,   January 1,   January 2,
                                                 2000          2000         1999
                                             ------------- ------------ ------------
                                                          (000's omitted)

Net sales                                    $  2,945,151  $ 3,181,802  $ 3,120,380
Cost of sales                                   2,665,614    2,908,138    2,879,296
                                             ------------- ------------ ------------
 Gross profit                                     279,537      273,664      241,084
                                             ------------- ------------ ------------
Operating expenses:
 Warehouse and distribution                        32,516       28,122       27,204
 Selling, general and administrative               85,774       87,763       83,228
 Retail success and development                    73,132       57,149       32,907
                                             ------------- ------------ ------------
   Total operating expenses                       191,422      173,034      143,339
                                             ------------- ------------ ------------
     Operating income                              88,115      100,630       97,745

Interest expense (Note 12)                        (21,803)     (16,651)     (17,412)
Other income, net                                  14,207       10,416        9,363
Income taxes (Note 7)                                (127)      (1,833)      (1,736)
                                             ------------- ------------ ------------
        Net earnings                         $     80,392  $    92,562  $    87,960
                                             ============= ============ ============

Retained earnings at beginning of year       $        594  $     3,292  $     3,354
Net earnings                                       80,392       92,562       87,960
Patronage dividends (Note 5)                      (86,537)     (95,260)     (88,022)
                                             ------------- ------------ ------------
Retained earnings (deficit) at end of year   $     (5,551) $       594  $     3,292
                                             ============= ============ ============




                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME



                                                            Year Ended
                                             ---------------------------------------
                                             December 30,   January 1,   January 2,
                                                 2000          2000         1999
                                             ------------- ------------ ------------
                                                         (000's omitted)
Net earnings                                 $     80,392  $    92,562  $    87,960
Unrealized gains on securities                        458           -            -
Foreign currency translation, net                    (911)       1,109         (483)
                                             ------------- ------------ ------------
   Comprehensive income                      $     79,939  $    93,671  $    87,477
                                             ============= ============ ============


     See accompanying notes to consolidated financial statements.


                                              ACE HARDWARE CORPORATION
                                  CONSOLIDATED STATEMENTS OF MEMBER DEALERS' EQUITY
                                Three Years Ended December 30, 2000  (000's omitted)

                                                          Class C                                      Accum-
                                                           Stock                                       ulated
                                                        Issuable to                                  Other Comp-
                                                        Dealers for Additional Retained               rehensive
                                 Class A Class B Class C Patronage   Stock     Earnings   Contributed  Income/     Treasury
                                  Stock   Stock   Stock  Dividends Subscribed* (deficit)    Capital    (loss)       Stock   Total
                                  -----   -----   ------ --------- ----------- ---------    -------   --------      -----   ------
Balance at December 31, 1997     $3,874  $6,499 $213,609   $22,366    $  383   $ 3,354      $ 3,295   $  (335)   $(7,566) $245,479
 Net earnings                        -       -        -         -         -     87,960           -         -          -     87,960
 Net payments on subscriptions       -       -        -         -      1,463        -            -         -          -      1,463
 Patronage financing deductions      -       -        -       (485)       -         -            -         -          -       (485)
 Stock issued                       215      -    23,526   (21,881)   (1,375)       -            -         -          -        485
 Stock repurchased                   -       -        -         -         -         -            -         -     (11,055)  (11,055)
 Stock retired                     (243)     -   (10,564)       -         -         -            -         -      10,807        -
 Patronage dividends issuable        -       -        -     26,170        -         -            -         -          -     26,170
 Patronage dividends payable         -       -        -         -         -    (88,022)          -         -          -    (88,022)
 Accumulated other
   comprehensive income              -       -        -         -         -         -            -       (483)        -       (483)
                                  -----   -----   ------ --------- ----------- ---------    -------   --------    -------  -------
Balance at January 2, 1999        3,846   6,499  226,571    26,170       471     3,292        3,295      (818)    (7,814)  261,512
 Net earnings                        -       -        -         -         -     92,562           -         -          -     92,562
 Net payments on subscriptions       -       -        -         -      1,531        -            -         -          -      1,531
 Patronage financing deductions      -       -        -       (847)       -         -            -         -          -       (847)
 Stock issued                       238      -    26,616   (25,323)   (1,504)       -            -         -          -         27
 Stock repurchased                   -       -        -         -         -         -            -         -     (12,509)  (12,509)
 Stock retired                     (228)     -   (11,961)       -         -         -            -         -      12,189        -
 Patronage dividends issuable        -       -        -     21,648        -         -        10,190        -          -     31,838
 Patronage dividends payable         -       -        -         -         -    (95,260)          -         -          -    (95,260)
 Accumulated other
   comprehensive income              -       -        -         -         -         -            -      1,109         -      1,109
                                  -----   -----   ------ --------- ----------- ---------    -------   --------    -------  -------
Balance at January 1, 2000        3,856   6,499  241,226    21,648       498       594       13,485       291     (8,134)  279,963
 Net earnings                        -       -        -         -         -     80,392           -         -          -     80,392
 Net payments on subscriptions       -       -        -         -      1,830        -            -         -          -      1,830
 Patronage financing deductions      -       -        -       (158)       -         -            -         -          -       (158)
 Stock issued                       234      -    23,391   (21,490)   (1,977)       -            -         -          -        158
 Stock repurchased                   -       -        -         -         -         -            -         -     (14,804)  (14,804)
 Stock retired                     (307)     -   (14,137)       -         -         -            -         -      14,444        -
 Patronage dividends issuable        -       -        -     24,267        -         -            -         -          -     24,267
 Patronage dividends payable         -       -        -         -         -    (86,537)          -         -          -    (86,537)
 Accumulated other
   comprehensive income              -       -        -         -         -         -            -       (453)        -       (453)
                                  -----   -----   ------ --------- ----------- ---------    -------   --------   --------  -------
Balance at December 30, 2000     $3,783  $6,499 $250,480   $24,267    $  351   $(5,551)     $13,485   $  (162)   $(8,494) $284,658
                                 ======  ====== ======== ========= =========== =========    =======   ========   ========  =======

*Additional stock subscribed is comprised of the following amounts at January 2, 1999, January 1, 2000 and December 30, 2000:

                                                  1998    1999   2000
                                                  ----    ----   ----
                     Class A Stock               $  60   $ 118  $  41
                     Class B Stock                  -       -      -
                     Class C Stock                 955   1,452    975
                                                 -----   -----  -----
                                                 1,015   1,570  1,016
                     Less unpaid portion           544   1,072    665
                                                 -----   -----  -----
                                                 $ 471   $ 498  $ 351
                                                 =====   =====  =====
     See accompanying notes to consolidated financial statements.





                       ACE HARDWARE CORPORATION

                 CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                        Year Ended
                                                         --------------------------------------
                                                         December 30,   January 1,   January 2,
                                                             2000          2000         1999
                                                         ------------  -----------  -----------
                                                                     (000's omitted)
Operating Activities:

Net earnings                                             $     80,392  $    92,562  $    87,960
Adjustments to reconcile net earnings to net cash
 provided by operating activities:
  Depreciation and amortization                                32,273       23,396       21,536
  Decrease (increase) in accounts receivable, net             (11,569)      13,095      (44,481)
  Decrease (increase) in inventories                          (22,475)     (38,685)       4,104
  Decrease (increase) in prepaid expenses and
   other current assets                                        (1,764)       1,805       (1,531)
  Increase (decrease) in accounts payable and
   accrued expenses                                            (9,134)      (1,101)      42,264
  Increase in other long-term liabilities                       2,523        3,718        3,960
                                                         ------------- ------------ ------------
   Net Cash Provided by Operating Activities                   70,246       94,790      113,812
                                                         ------------- ------------ ------------
Investing Activities:
 Purchase of short-term investments                           (12,314)          -            -
 Purchase of property and equipment                           (44,649)     (43,074)     (26,554)
 Proceeds from sale of property and equipment                   9,664          349        8,148
 Increase in other assets                                     (10,563)     (21,160)      (3,383)
                                                         ------------- ------------ ------------
   Net Cash Used in Investing Activities                      (57,862)     (63,885)     (21,789)
                                                         ------------- ------------ ------------
Financing Activities:
 Proceeds (payments) of short-term borrowings                  31,631       24,869      (17,000)
 Proceeds from notes payable                                       -            -        26,117
 Payments on long-term debt                                    (3,167)      (6,892)      (7,593)
 Payment of cash portion of patronage dividend                (38,173)     (34,826)     (29,943)
 Payments of patronage refund certificates                       (479)     (21,557)     (14,282)
 Proceeds from sale of common stock                             1,830        1,531        1,463
 Repurchase of common stock                                   (14,804)     (12,509)     (11,055)
                                                         ------------- ------------ ------------
     Net Cash Used in Financing Activities                    (23,162)     (49,384)     (52,293)
                                                         ------------- ------------ ------------

Increase (decrease) in Cash and Cash Equivalents              (10,778)     (18,479)      39,730
Cash and Cash Equivalents at beginning of year                 35,422       53,901       14,171
                                                         ------------- ------------ ------------
Cash and Cash Equivalents at end of year                 $     24,644  $    35,422  $    53,901
                                                         ============= ============ ============

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

  (b)    Cash Equivalents and Investments

  The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Short-term investments consist primarily of corporate and government agency bonds and are classified as held for sale.

  (c)    Consolidation

  The accompanying consolidated financial statements include the accounts of the Company and subsidiaries. All significant intercompany transactions have been eliminated. The equity method of accounting is used for the Company's 50% or less owned affiliates over which the Company has the ability to exercise significant influence. The Company has other investments that are accounted for at cost.

  (d)    Receivables

  Receivables from dealers include amounts due from the sale of merchandise and special equipment used in the operation of dealers' businesses. Other receivables are principally amounts due from suppliers for promotional and advertising allowances. The Company recognizes revenue from product sales upon shipment to customers.

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

  Depreciation   expense  is  computed  on  both   straight-line   and
accelerated methods based on estimated useful lives as follows:

                                     Useful Life         Principal
                                        Years       Depreciation Method
                                        -----       -------------------
      Buildings and improvements        10-40       Straight line
      Warehouse equipment                5-10       Accelerated
      Office equipment                   3-10       Various
      Manufacturing equipment            3-20       Straight line
      Transportation equipment           3-7        Straight line

  Leasehold improvements are generally amortized on a straight-line basis over the term of the respective lease.

  (g)    Foreign Currency Translation

  Substantially all assets and liabilities of foreign operations are translated at the rate of exchange in effect at the balance sheet date while revenues and expenses are translated at the average monthly ex-change rates prevailing during the year. The Company has utilized foreign exchange forward contracts to hedge non-U.S. equity investments. Gains and losses on these foreign hedges are included in the basis of the underlying hedged investment. During 1999 the Company settled all outstanding foreign currency contracts that resulted in a gain of approximately $2.0 million reflected within accumulated other comprehensive income at December 30, 2000 and January 1, 2000.
Foreign  currency   translation adjustments, net of gains on foreign
exchange contracts, are reflected in the accompanying Consolidated Statement of Comprehensive Income for 2000, 1999 and 1998. The Company does not have any outstanding foreign exchange forward contracts at December 30, 2000 or January 1, 2000.

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

  (k)    Fiscal Year

  Effective January 1, 1998 the Company changed its fiscal year from December 31st to the Saturday nearest December 31st. Accordingly, 2000, 1999 and 1998 ended on December 30, 2000, January 1, 2000 and January 2, 1999, respectively.

  (l)    Reclassifications

Certain financial statement reclassifications have been made to prior year amounts to conform to comparable classifications followed in 2000.

  (2)    Inventories

  Inventories consist primarily of merchandise inventories. Substantially all of the Company's domestic inventories are valued on the last-in, first-out (LIFO) method; the excess of replacement cost over the LIFO value of inventory was approximately $62,502,000 and $61,483,000 at December 30, 2000 and January 1, 2000, respectively. Indirect costs, consisting primarily of warehousing costs, are absorbed as inventory costs rather than period costs.

  (3)    Short-Term Borrowings

  Short-term borrowings were utilized during 2000 and 1999. The maximum amount outstanding at any month-end during the period was $147.0 million in 2000 and $108.0 million in 1999. The weighted average interest rate effective as of December 30, 2000 and January 1, 2000 was 7.18% and 6.84%, respectively. Short-term borrowings outstanding as of December 30, 2000 and January 1, 2000 were $81.5 and $49.9 million, respectively. At December 30, 2000 the Company has available a revolving credit facility with a group of banks providing for $175.0 million in committed lines and also has available $15.0 million in uncommitted lines. The aggregate unused line of credit available at December 30, 2000 and January 1, 2000 was $108.5 million and $160.1 million, respectively. At December 30, 2000 the Company had no compensating balance requirements.



  (4)    Long-Term Debt

  Long-term debt is comprised of the following:
                                                     December 30,   January 1,
                                                         2000          2000
                                                     -----------    ----------
                                                          (000's omitted)
Notes Payable:
 $20,000,000 due in quarterly installments of
 $540,500 with interest payable quarterly at a
 fixed rate of 8.74%                                 $    5,946     $   8,108

 $20,000,000 due in quarterly installments of
 $952,400 with interest payable quarterly at a
 fixed rate of 6.89%                                         -            952

 $30,000,000 due in semi-annual installments of
 $2,000,000 commencing June 22, 2001 with interest
 payable quarterly at a fixed rate of 6.47%              30,000        30,000

 $20,000,000 due in quarterly installments of
 $714,300 commencing September 15, 2004 with interest
 payable quarterly at a fixed rate of 7.49%              20,000        20,000

 $30,000,000 due in annual installments of
 $6,000,000 commencing March 25, 2005 with interest
 payable quarterly at a fixed rate of 7.55%              30,000        30,000

 $25,000,000 due in annual installments of
 $5,000,000 commencing February 9, 2006 with interest
 payable quarterly at a fixed rate of 6.61%              25,000        25,000

Liability under capitalized leases (see Note 10)             83           510
Installment notes with maturities through 2004
 with various interest rates                              1,766         1,392
                                                     -----------    ----------
                                                        112,795       115,962
Less current installments                                (6,904)       (4,067)
                                                     -----------    ----------
                                                     $  105,891     $ 111,895
                                                     ===========    ==========

  Aggregate  maturities of long-term debt are $6,904,000,  $6,715,000,
$5,975,000,   $5,629,000  and  $12,857,000  in  2001   through   2005,
respectively, and $74,715,000 thereafter.

  (5)    Patronage Dividends and Refund Certificates Payable

  The Company operates as a cooperative organization and has paid or will pay patronage dividends to member dealers on the portion of earnings derived from business done with such dealers. Patronage dividends are allocated in proportion to the volume of purchases by member dealers during the period. The amount of patronage dividends to be remitted in cash depends upon the level of dividends earned by each member outlet, varying from 20% on the total dividends under $5,000 and increasing by 5% on total dividends for each subsequent $2,500 earned to a maximum of 40% on total dividends exceeding $12,500. In 1999, amounts exceeding the cash portion were distributed in the form of options (i.e. other property) exercisable by the dealers at a future date to acquire shares of the Company's ownership in a minority-
owned   investment.  Amounts  exceeding  the  cash  portion  will   be
distributed in the form of Class C $100 par value stock, to a maximum based upon the current year purchase volume or $20,000 whichever is greater, and thereafter in a combination of additional cash and patronage refund certificates having maturity dates and bearing interest as determined by the Board of Directors. A portion of the dealer's annual patronage dividends distributed under the above plan in a form other than cash can be applied toward payment of principal and interest on any balances outstanding for approved patronage financing programs.


  The patronage dividend composition for 2000, 1999 and 1998 follows:

               Subordinated  Class             Patronage   Total
         Cash     Refund       C     Other     Financing Patronage
       Portion Certificates  Stock  Property  Deductions Dividends
       ------- ------------  -----  --------  ---------- ---------
                           (000's omitted)

2000   $34,764   $18,029    $24,267   $    -    $ 9,477    $86,537
1999    38,173    12,249     21,648    10,190    13,000     95,260
1998    34,826    15,720     26,170        -     11,306     88,022

  Patronage dividends are allocated on a fiscal year basis with issuance in the following year.

  The  patronage  refund  certificates  outstanding  or  issuable   at
December 30, 2000 are payable as follows:

                                                       Interest
          January 1,                       Amount        Rate
          ----------                       ------      --------
                                      (000's omitted)

          2001                            $ 4,795         6.00%
          2002                              9,142         6.25
          2003                             13,370         6.00
          2004                             15,348         6.00
          2005                             12,496         6.25
          2006                             18,029         6.50

(6) Retirement Plans

  The Company has two defined benefit pension plans covering substantially all non-union employees, the Employees' Pension Plan and Trust and the Employees' Retirement Income Plan and Trust. The Company terminated the Employees' Pension Plan and Trust effective April 30, 2000. In addition to the net periodic pension expense, the Company recognized a gain of $3,131,000 (net of tax) in 2000 of which the pre-tax portion is classified as other income, net in the accompanying consolidated financial statements. Benefits in these plans are based on years of service, highest average compensation (as defined) and the related profit sharing and primary social security benefit. Contributions to the plans are based on the Entry Age Normal, Frozen Initial Liability actuarial funding method and are limited to amounts that are currently deductible for tax reporting purposes. As of December 30, 2000 plan assets in the Employees' Retirement Income Plan and Trust were held primarily in equities, mutual funds and group annuity contracts.

  Pension  expense  for  2000, 1999 and 1998  included  the  following components:
                                         December 30,  January 1,  January 2,
                                             2000         2000        1999
                                         ------------  ----------  ----------
                                                    (000's omitted)

      Service cost - benefits earned
       during the period                 $        52   $     309   $     293
      Interest cost on projected
       benefit obligation                        112         399         428
      Expected return on plan assets            (115)       (733)       (710)
      Net amortization and deferral              (31)        125          87
                                         ------------  ----------  ----------
      Net periodic pension expense       $        18   $     100   $      98
                                         ============  ==========  ==========
  The following table sets forth the funded status of the plans and amounts recognized in the Company's Consolidated Balance Sheets at December 30, 2000 and January 1, 2000:
                                                  December 30,    January 1,
                                                      2000           2000
                                                  ------------    ----------
                                                        (000's omitted)
      Change in benefit obligation:
        Benefit obligation at beginning of year   $     5,412     $   5,341
        Service cost                                       52           309
        Interest cost                                     112           399
        Actuarial gains                                  (119)         (213)
        Benefits paid                                  (3,801)         (424)
                                                  ------------    ----------
      Benefit obligation at end of year                 1,656         5,412
                                                  ------------    ----------
      Change in plan assets:
        Fair value of plan assets at beginning
         of year                                       10,293         9,448
        Actual return on plan assets                       29         1,198
        Employer contribution (reversion)              (4,961)           71
        Benefits paid                                  (3,801)         (424)
                                                  ------------    ----------
      Fair value of plan assets at end of year          1,560        10,293
                                                  ------------    ----------
        Funded status                                     (96)        4,881
        Unrecognized transition asset                     (65)          (78)
        Unamortized prior service cost                   (581)         (583)
        Unrecognized net actuarial losses (gains)         688        (3,634)
                                                  ------------    ----------
      Prepaid (accrued) pension cost              $       (54)    $     586
                                                  ============    ==========

  The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.50% in 2000 and 7.75% in 1999. The related expected long-term rate of return was 8.0% in 2000 and 1999. The rate of increase in future compensation was projected using actuarial salary tables plus 1.0% in 2000 and 1999.

  The Company also participates in several multi-employer plans covering union employees. Amounts charged to expense and contributed to the plans totaled approximately $222,000, $233,000 and $216,000 in 2000, 1999 and 1998, respectively.

  The Company's profit sharing plan contribution for 2000, 1999 and 1998 was approximately $14,586,000, $15,071,000 and $13,746,000, respectively.

(7) Income Taxes

  As a cooperative, the Company distributes substantially all of its patronage sourced earnings to its members in the form of patronage dividends. The 2000, 1999 and 1998 provisions (benefit) for federal income taxes were $(162,000), $1,000,000 and $1,105,000, respectively, and for state income taxes were $289,000, $833,000 and $631,000, respectively.

  The tax benefit for the current period results from a combination of losses in nonpatronage areas and from the offset of available tax credits against federal income tax liability. All available tax credits have been utilized. There are no available tax credits to carry forward into future periods.

  The   Company  made  tax  payments  of  $1,095,000,  $2,755,000  and
$1,374,000 during 2000, 1999 and 1998, respectively.

(8)  Member Dealers' Equity

  The Company's classes of stock are described below:

                                                                  Number of Shares at
                                                                  -------------------
                                                              December 30,     January 1,
                                                                  2000            2000
                                                              ------------     ----------
      Class A Stock, voting, redeemable at par value -
        Authorized                                                 10,000         10,000
        Issued and outstanding                                      3,783          3,856
      Class B Stock, nonvoting, redeemable at not less than
       twice par value-
        Authorized                                                  6,500          6,500
        Issued                                                      6,499          6,499
        Outstanding                                                 2,252          2,432
        Treasury stock                                              4,247          4,067
      Class C Stock, nonvoting, redeemable at not less
       than par value -
        Authorized                                              4,000,000      4,000,000
        Issued and outstanding                                  2,504,796      2,412,255
        Issuable as patronage dividends                           242,671        216,480
      Additional Stock Subscribed:
        Class A Stock                                                  41            118
        Class B Stock                                                  -              -
        Class C Stock                                               9,750         14,520

  At December 30, 2000 and January 1, 2000 there were no common shares reserved for options, warrants, conversions or other rights; nor were any options granted or exercised during the two years then ended.

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

  Upon termination of the Company's membership agreement with any retail outlet, all shares of stock of the Company held by the dealer owning or controlling such outlet, must be sold back to the Company, unless a transfer of such shares is made to another party accepted by the Company as a member dealer with respect to the same outlet.

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

  Treasury   stock  transactions  during  1998,  1999  and  2000   are
summarized below:

                                                 Shares Held in Treasury
                                                 -----------------------
                                             Class A     Class B     Class C
                                           ----------- ----------- -----------
Balance at December 31, 1997                       -        3,783          -
 Stock issued                                      -           -           -
 Stock repurchased                                243         124     105,639
 Stock retired                                   (243)         -     (105,639)
                                           ----------- ----------- -----------
Balance at January 2, 1999                         -        3,907          -
 Stock issued                                      -           -           -
 Stock repurchased                                228         160     119,614
 Stock retired                                   (228)         -     (119,614)
                                           ----------- ----------- -----------
Balance at January 1, 2000                         -        4,067          -
 Stock issued                                      -           -           -
 Stock repurchased                                307         180     141,365
 Stock retired                                   (307)         -     (141,365)
                                           ----------- ----------- -----------
Balance at December 30, 2000                       -        4,247          -
                                           =========== =========== ===========


                        ACE HARDWARE CORPORATION

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


(9)  Segments

  The Company is principally engaged as a wholesaler of hardware and related products and is a manufacturer of paint products. The Company identifies segments based on management responsibility and the nature of the business activities of each component of the Company. The Company measures segment earnings as operating earnings including an allocation for interest expense and income taxes. Information regarding the identified segments and the related reconciliation to consolidated information are as follows:

                                                          December 30, 2000
                                                          -----------------
                                                           (000's omitted)

                                                                     Elimination of
                                                   Paint              Intersegment
                                   Wholesale   Manufacturing   Other   Activities    Consolidated
                                   ---------   -------------   -----   ----------    ------------
Net sales from external customers  $2,879,952  $  20,852      $44,347         -       $2,945,151
Intersegment sales                     28,641    100,780           -    (129,421)             -
Interest expense                       21,803      1,209        1,278     (2,487)         21,803
Depreciation and amortization          29,176      1,694        1,403         -           32,273
Segment profit (loss)                  73,540      9,739       (2,452)      (435)         80,392
Identifiable segment assets         1,024,493     68,130       48,775    (19,225)      1,122,173
Expenditures for long-lived assets     39,807        937        3,905         -           44,649

                                                          January 1, 2000
                                                          ---------------
                                                          (000's omitted)

                                                                     Elimination of
                                                   Paint              Intersegment
                                   Wholesale   Manufacturing   Other   Activities    Consolidated
                                   ---------   -------------   -----   ----------    ------------
Net sales from external customers  $3,128,269  $  27,268      $26,265         -       $3,181,802
Intersegment sales                     22,647    100,758           -    (123,405)             -
Interest expense                       16,651      1,383          590     (1,973)         16,651
Depreciation and amortization          21,022      1,589          785         -           23,396
Segment profit (loss)                  85,574      9,475       (1,819)      (668)         92,562
Identifiable segment assets           975,618     78,057       40,235    (12,426)      1,081,484
Expenditures for long-lived assets     35,027      2,846        5,201         -           43,074

                                                          January 2, 1999
                                                          ---------------
                                                          (000's omitted)

                                                                     Elimination of
                                                   Paint              Intersegment
                                   Wholesale   Manufacturing   Other   Activities    Consolidated
                                   ---------   -------------   -----   ----------    ------------
Net sales from external customers  $3,086,913  $  20,798      $12,669         -       $3,120,380
Intersegment sales                     13,701     93,536           -    (107,237)             -
Interest expense                       17,412      1,464          244     (1,708)         17,412
Depreciation and amortization          19,808      1,392          336         -           21,536
Segment profit (loss)                  78,442     10,364         (382)      (464)         87,960
Identifiable segment assets           963,354     54,215       39,030     (9,019)      1,047,580
Expenditures for long-lived assets     21,849        937        3,768         -           26,554



                       ACE HARDWARE CORPORATION


        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)





Net sales and long-lived assets by geographic region based upon customer location for 2000, 1999 and 1998 were as follows:

                         December 30, 2000   January 1, 2000   January 2, 1999
                         -----------------   ---------------   ---------------
                                             (000's omitted)
Net sales:
 United States              $2,748,740          $2,975,567        $2,903,906
 Foreign countries             196,411             206,235           216,474
                         -----------------   ---------------   ---------------
   Total                    $2,945,151          $3,181,802        $3,120,380
                         =================   ===============   ===============
Long-lived assets, net:
 United States              $  258,802          $  254,747        $  234,543
 Foreign countries               3,088               4,431             5,306
                         -----------------   ---------------   ---------------
   Total                    $  261,890          $  259,178        $  239,849
                         =================   ===============   ===============



(10)  Commitments


  Leased property under capital leases is included as "Property and Equipment" in the Consolidated Balance Sheets as follows:

                                                    December 30,   January 1,
                                                        2000          2000
                                                    ------------   ----------
                                                          (000's omitted)

   Data processing equipment                             $3,598       $3,598
   Less: accumulated depreciation and amortization       (3,252)      (2,711)
                                                    ------------   ----------
                                                         $  346       $  887
                                                    ============   ==========

  The Company rents buildings and warehouse, office and certain other equipment under capital and operating leases. At December 30, 2000 annual minimum rental commitments under leases that have initial or remaining noncancelable terms in excess of one year are as follows:

Year Ending,                                  Capital      Operating
------------                                  -------      ---------
                                                  (000's omitted)

2001                                          $   93       $ 22,646
2002                                               -         17,811
2003                                               -         13,304
2004                                               -         11,153
2005                                               -          9,070
Thereafter                                         -         26,183
                                              -------      ---------
   Total minimum lease payments                   93       $100,167
Less amount representing interest                (10)      =========
                                              -------
Present value of total minimum lease payments $   83
                                              =======



                      ACE HARDWARE CORPORATION


        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)





  All leases expire prior to 2014. Under certain leases, the Company pays real estate taxes, insurance and maintenance expenses in addition to rental expense. Management expects that in the normal course of business, leases that expire will be renewed or replaced by other leases. Rent expense was approximately $45,514,000, $39,149,000 and $37,023,000 in 2000, 1999 and 1998, respectively. Rent expense includes $9,977,000, $7,352,000 and $6,004,000 in contingent rentals paid in 2000, 1999 and 1998, respectively, primarily for transportation equipment mileage.

  (11) Media Expense

  The Company expenses media costs the first time the advertising takes place. Gross media expense, prior to income offsets from dealers and suppliers, amounting to $76,372,000, $79,639,000 and $70,254,000 was charged to operations in 2000, 1999 and 1998, respectively.

  (12) Interest Expense

  Interest paid was $20,256,000, $16,411,000 and $16,553,000 in  2000,
1999 and 1998, respectively, net of capitalized interest of $715,000 and $234,000 in 2000 and 1999.