Form 10-Q
period 2001-03-31
ACE HARDWARE CORP
filed 2001-05-14
CIK 2024

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

                               FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001

[] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from_____to______

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

(630) 990-6600

(Registrant's telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities  Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days.  YES [x] NO []

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

                 Class                   Outstanding  at March 31, 2001
Class A Voting Stock - $1,000 par value             3,741   shares
Class B Stock        - $1,000 par value             2,204   shares
Class C Stock        - $  100 par value         2,451,662   shares

                      ACE HARDWARE CORPORATION

                               INDEX

Part I. - Financial Information:                                  Page No.

 Item 1. Condensed Consolidated Financial Statements

     Condensed Consolidated Balance Sheets -
        March 31, 2001 and December 30, 2000                           1

     Condensed Consolidated Statements of Earnings and
         Condensed Consolidated Statements of Comprehensive
         Income - Thirteen Weeks Ended March 31, 2001
         and April 1, 2000                                             2

     Condensed Consolidated Statements of Cash Flows -
         Thirteen Weeks Ended March 31, 2001
         and April 1, 2000                                             3

     Notes to Condensed Consolidated Financial Statements           4 - 5

 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                         6 - 7

 Item 3. Quantitative and Qualitative Disclosures About
         Market Risk                                                   8

Part II. - Other Information

 Item 1. Legal Proceedings                                             9

 Item 2. Changes in Securities and Use of Proceeds                    9

 Item 3. Defaults Upon Senior Securities                              9

 Item 4. Submission of Matters to a Vote of Security Holders          9

 Item 5. Other Information                                             9

 Item 6. Exhibits and Reports on Form 8-K                             9

Part I. Financial Information
ACE HARDWARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(000's omitted)

	March 31,	December 30,
	2001	2000
	(Unaudited)
ASSETS

Current Assets:
Cash and Cash Equivalents	$ 23,470	$ 24,644
Short-Term Investments	12,723	12,772
Accounts Receivable, Net	380,951	372,971
Merchandise Inventory	405,107	395,565
Prepaid Expenses and Other
Current Assets	14,871	15,105

Total Current Assets	837,122	821,057

Property and Equipment, Net	264,228	261,890
Other Assets	42,435	40,863

Total Assets	$1,143,785	$ 1,123,810

Liabilities and Member Dealers' Equity

Current Liabilities:
Current Installment of Long-Term Debt	$ 6,834	$ 6,904
Short-Term Borrowings	119,500	81,500
Accounts Payable	443,108	448,766
Patronage Dividends Payable in Cash	37,776	34,764
Patronage Refund Certificates Payable	9,121	4,795
Accrued Expenses	58,048	63,224

Total Current Liabilities	674,387	639,953

Long-Term Debt	105,620	105,891
Patronage Refund Certificates Payable	60,705	68,385
Other Long-Term Liabilities	25,934	24,923

Total Liabilities	866,646	839,152

Member Dealers' Equity:
Class A Stock of $1,000 Par Value	3,819	3,783
Class B Stock of $1,000 Par Value	6,499	6,499
Class C Stock of $100 Par Value	250,758	250,480
Class C Stock of $100 Par Value, Issuable	26,220	24,267
Additional Stock Subscribed, Net
Of Unpaid Portion	345	351
Retained Deficit	(8,725)	(5,551)
Contributed Capital	13,485	13,485
Accumulated Other Comprehensive Income	(1,003)	(162)

	291,398	293,152
Less: Treasury Stock, at Cost	(14,259)	(8,494)

Total Member Dealers' Equity	277,139	284,658

Total Liabilities and Member Dealers' Equity	$1,143,785	$ 1,123,810

See accompanying notes to condensed consolidated financial statements.

                            ACE HARDWARE CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                (000'S OMITTED)
                                   Unaudited

Thirteen Weeks Ended

	March 31,	April 1,
	2001	2000

Net Sales	$ 659,595	$ 701,009
Cost of Sales	600,917	638,250
Gross Profit	58,678	62,759

Operating Expenses
Warehouse and Distribution	9,598	7,974
Selling, General and Administrative	23,304	23,385
Retail Success and Development	18,575	16,648
Total Operating Expenses	51,477	48,007

Operating Income	7,201	14,752

Interest Expense	(5,603)	(4,702)
Other Income, Net	3,210	3,786
Income Taxes	228	510
Net Earnings	$ 5,036	$ 14,346

Distribution of Net Earnings
Patronage Dividends	$ 8,210	$ 15,481
Retained Earnings	(3,174)	(1,135)
Net Earnings	$ 5,036	$ 14,346

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
000's Omitted
(Unaudited)

Thirteen Weeks Ended

	March 31,	April 1,
	2001	2000

Net Earnings	$ 5,036	$ 14,346
Unrealized Gains on Securities	339	-
Foreign Currency Translation, Net	(1,180)	(56)

Comprehensive Income	$ 4,195	$ 14,290

See accompanying notes to condensed consolidated financial statements.

                              ACE HARDWARE CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000's omitted)
                                   (Unaudited)

Thirteen Weeks Ended

	March 31,	April 1,
	2001	2000

Operating Activities:
Net Earnings	$ 5,036	$ 14,346

Adjustments to reconcile net earnings to
net cash used in operating activities:
Depriciation and amortization	6,788	6,116
Increase in accounts receivable, net	(9,726)	(37,868)
Increase in inventories	(9,542)	(42,064)
(Increase) decrease in other current
assets	234	(679)
Increase (decrease) in accounts payable
And accrued expenses	(10,834)	39,280
Increase in other long-term liabilities	1,011	348
Net Cash Used in Operating Activities	(17,033)	(20,521)

Investing Activities:
Purchase of property and equipment	(9,126)	(8,811)
Increase in other assets	(2,364)	(7,598)
Net Cash Used in Investing Activities	(11,490)	(16,409)

Financiang Activities:
Proceeds of short-term borrowings	38,000	38,971
Principal payments on long-term debt	(341)	(1,772)
Payment of patronage refund certificates	(4,853)	(89)
Proceeds from sale of common stock	308	477
Repurchase of common stock	(5,765)	(4,055)
Net Cash Provided By Financing Activities	27,349	33,532

Decrease in Cash and Cash Equivalents	(1,174)	(3,398)

Cash and Cash Equivalents at Beginning of
Period	24,644	35,422

Cash and Cash Equivalents at End of Period	$ 23,470	$ 32,024

See accompanying notes to condensed consolidated financial statements.

                    ACE HARDWARE CORPORATION
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      1)  General

          The condensed consolidated interim period financial statements presented herein           do not include all of the information and disclosures required in annual           financial statements and have not been audited, as permitted by the rules           and regulations of the Securities and Exchange Commission. The condensed           consolidated interim period financial statements should be read in           conjunction with the annual financial statements included in the Ace           Hardware Corporation Annual Report on Form 10K as filed with the            Securities and Exchange Commission on March 22, 2001. In the opinion of           management, these financial statements have been prepared in conformity           with generally accepted accounting principles and reflect all adjustments           necessary for a fair statement of the results of operations and cash flows           for the interim periods ended March 31, 2001 and April 1, 2000 and of it's           financial position as of March 31, 2001. All such adjustments are of a           normal recurring nature. The results of operations for the thirteen week           periods ended March 31, 2001 and April 1, 2000 are not necessarily           indicative of the results of operations for a full year.

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

  3)  Reclassifications

      Certain financial statement reclassifications have been made to prior       year and prior quarter amounts to conform to comparable classifications followed in 2001.

  4.  Segments

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

Thirteen Weeks Ended
	March 31, 2001
				Elimination
		Paint		Intersegment
	Wholesale	Manufacturing	Other	Activities	Consolidated

Net Sales from External Customers	$ 644,030	$ 4,154	$11,411	$ -	$ 695,595
Intersegment Sales	4,221	23,919	-	(28,140)	-
Segment Earnings (Loss)	3,999	2,362	(1,325)	-	5,036

Thirteen Weeks Ended
	April 1, 2000
				Elimination
		Paint		Intersegment
	Wholesale	Manufacturing	Other	Activities	Consolidated

Net Sales from External Customers	$ 686,781	$ 5,001	$ 9,227	$ -	$ 701,009
Intersegment Sales	4,353	23,372	-	(27,725)	-
Segment Earnings (Loss)	13,123	2,171	(893)	(55)	14,346

5)  Subsequent Event

     Subsequent to March 31, 2001 the Company entered into a
     $100.0 million private placement Master Note Agreement of
     which $70.0 million was issued on April 26, 2001. These
     Senior Notes have an effective rate of 7.27% and mature
     April 30, 2013.  Proceeds were used to reduce
     short-term borrowings and for other general corporate
     purposes.

                 ACE HARDWARE CORPORATION
     PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Thirteen Weeks Ended March 31, 2001 compared to Thirteen Weeks
Ended April 1, 2000.

Results of Operations

Consolidated sales decreased 5.9%.  Domestic sales declined 4.0%
while International sales were affected by a sale of Ace stores and reduced sales in Canada.  The decline in domestic sales is primarily due to lower sales ro our existing retailer base due to the softening economy and later spring weather partially
offset by conversions of new stores to the Ace program.

Gross profit decreased $4.1 million and decreased slightly as a percent of total sales from 8.95% in 2000 to 8.90% in 2001.  The decrease resulted primarily from lower handling charges, lower cash discounts due to lower sales and merchandise purchases and higher warehousing costs absorbed into inventory.  Higher vendor rebates and margin from company-owned retail locations partially offset the gross profit decline.

Warehouse and distribution expenses increased $1.6 million over
2000 and increased as apercent of total handled sales from 1.63%
in 2000 to 2.05% in 2001.  Increased utilities and distribution expenses associated with the new Loxley, Alabama distribution facility and the start-up of the Prince George, Virginia
facility drove the higher warehouse expenses.

Selling, general and administrative expenses remained flat due to continued cost control measures put in place.

Retail success and development expenses increased $1.9 million primarily due to costs associated with operating additional
company-owned retail locations and investments made at retail to support our Vision 21 strategy.  Increases in this category are directly related to retail support of the Ace retailer as the
Company continues to make investments in our dealer base.

Internet expense increased $901,000 due to higher average
borrowing levels.  The increased borrowing levels result from completion of the construction of the Loxley, Alabama
distribution center, the expansion of our LaCrosse, Wisconsin facility and increased retailer dating programs.

Other income decreased $576,000 primarily due to lower income realized on non-controlling investments in affiliates.

Liquidity and Capital Resources

The Company expects that existing and internally generated funds, along with new and established lines of credit and long-term financing, will continue to be sufficient in the foreseeable future to finance the Company's working capital requirements and patronage dividend and capital expenditures programs.  The
Company entered into a $100.0 million private placement Master
Note Agreement.  Proceeds were used to reduce short-term
borrowings and for other general corporate purposes.

Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk

There have been no material changes in the Company's market risk during the thirteen week period ended March 31, 2001. For additional information, refer to Item 7a in the Company's Annual Report on Form 10-K for the year ended December 30, 2000.

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

          None.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

(b) A Form 8-K was filed on May 8, 2001 containing:

Notice of Annual Meeting of Stockholders on June 4, 2001 and Proxy solicited by Board of Directors and related information.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    ACE HARDWARE CORPORATION

                                  DATE         May 11, 2001
       Rita D. Kahle
  Executive Vice President

(Principal Financial and Accounting
   Officer, and duly authorized
    Officer of the registrant)