Form 10-Q
period 2001-06-30
ACE HARDWARE CORP
filed 2001-08-14
CIK 2024

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

                 Class                   Outstanding at June 30, 2001
Class A Voting Stock - $1,000 par value             3,718  shares
Class B Stock        - $1,000 par value             2,152   shares
Class C Stock        - $  100 par value         2,638,887   shares

ACE HARDWARE CORPORATION

INDEX

Part I. - Financial Information:                             Page No.

Item 1. Condensed Consolidated Financial Statements

     Condensed Consolidated Balance Sheets -
        June 30, 2001 and December 30, 2000                      1

     Condensed Consolidated Statements of Earnings and
         Condensed Consolidated Statements of Comprehensive
         Income - Twenty-six Weeks and Thirteen Weeks Ended
         June 30, 2001 and July 1, 2000                          2

     Condensed Consolidated Statements of Cash Flows -
         Twenty-six Weeks Ended June 30, 2001
         and July 1, 2000                                        3

     Notes to Condensed Consolidated Financial Statements      4 - 5

 Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations                       6 - 8

 Item 3. Quantitative and Qualitative Disclosures About
     Market Risk                                                 9

Part II. - Other Information

 Item 1. Legal Proceedings                                       10

 Item 2. Changes in Securities and Use of Proceeds               10

 Item 3. Defaults Upon Senior Securities                         10

 Item 4. Submission of Matters to a Vote of Security Holders     10

 Item 5. Other Information                                       11

 Item 6. Exhibits and Reports on Form 8-K                        11

PART I.  FINANCIAL INFORMATION
ACE HARDWARE CORPORATION
     CONDENSED CONSOLIDATED BALANCE SHEETS
(000 Omitted)

                                                            June 30,        December 30,
                                                              2001              2000
                                                           (Unaudited)

ASSETS

Current Assets:
   Cash and Cash Equivalents                             $      22,406    $      24,644
   Short-term Investments                                       11,512           12,772    Accounts Receivable, Net                                    404,110          372,971
   Merchandise Inventory                                       395,081          395,565
   Prepaid Expenses and Other Current Assets                    16,313           15,105

      Total Current Assets                                     849,422          821,057

Property and Equipment, Net                                    286,848          261,890
Other Assets                                                    39,959           40,863

Total Assets                                             $   1,176,229    $   1,123,810
                                                         ==============   ==============

LIABILITIES AND MEMBER DEALERS' EQUITY

Current Liabilities:
   Current Installment of Long-Term Debt                 $       7,018    $       6,904
   Short-Term Borrowings                                        42,000           81,500
   Accounts Payable                                            498,993          448,766
   Patronage Dividends Payable in Cash                          13,445           34,764
   Patronage Refund Certificates Payable                         9,114            4,795
   Accrued Expenses                                             63,870           63,224

      Total Current Liabilities                                634,440          639,953

Long-Term Debt                                                 173,158          105,891
Patronage Refund Certificates Payable                           65,502           68,385
Other Long-Term Liabilities                                     26,984           24,923

      Total Liabilities                                        900,084          839,152

Member Dealers' Equity:
   Class A Stock of $1,000  Par Value                            3,872            3,783
   Class B Stock of $1,000  Par Value                            6,499            6,499
   Class C Stock of $100  Par Value                            274,087          250,480
   Class C Stock of $100  Par Value, Issuable                    8,718           24,267
   Additional Stock Subscribed, Net of Unpaid Portion              327              351
   Retained Deficit                                            (11,199)          (5,551)
   Contributed Capital                                          13,485           13,485
   Accumulated Other Comprehensive Income                         (598)            (162)

                                                               295,191          293,152
Less: Treasury Stock, at Cost                                  (19,046)          (8,494)

      Total Member Dealers' Equity                             276,145          284,658

Total Liabilities and Member Dealers' Equity             $   1,176,229    $   1,123,810
                                                         ==============   ==============

See accompanying notes to condensed consolidated financial statements.

                       ACE HARDWARE CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                 (000's omitted)
                                   (Unaudited)

                                       Thirteen Weeks Ended        Twenty-six Weeks Ended

                                       June 30,      July 1,       June 30,      July 1,
                                        2001           2000          2001          2000

Net Sales                              $ 792,233    $  807,116    $1,451,828    $1,508,125
Cost of Sales                            719,250       732,983     1,320,167     1,371,233
    Gross Profit                          72,983        74,133       131,661       136,892

Operating Expenses:
    Warehouse and Distribution             6,314         6,124        15,912        14,098
    Selling, General and Administration   21,729        22,391        45,033        45,776
    Retail Success and Development        19,489        18,145        38,064        34,793
    Total Operating Expenses              47,532        46,660        99,009        94,667

    Operating Income                      25,451        27,473        32,652        42,225

    Interest Expense                      (5,993)       (5,264)      (11,596)       (9,966)
    Other Income, net                      4,323         3,187         7,533         6,973
    Income Taxes                          (1,606)          148        (1,378)          658
Net Earnings                           $  22,175    $   25,544    $   27,211    $   39,890
                                       ==========   ===========   ===========   ===========
Distribution of Net Earnings:
    Patronage Dividends                $  24,649    $   26,184    $   32,859    $   41,665
    Retained Earnings                     (2,474)         (640)       (5,648)       (1,775)
Net Earnings                           $  22,175    $   25,544    $   27,211    $   39,890
                                       ==========   ===========   ===========   ===========

                 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                      (000's omitted)
                                        (Unaudited)

                                       Thirteen Weeks Ended        Twenty-six Weeks Ended

                                       June 30,      July 1,       June 30,      July 1,
                                        2001          2000           2001          2000

Net Earnings                           $  22,175    $   25,544    $   27,211    $   39,890
Unrealized gains on securities              (419)          -             (80)          -
Foreign currency translation, net            824          (501)         (356)         (557)
Comprehensive Income                   $  22,580    $   25,043    $   26,775    $   39,333
                                       ==========   ===========   ===========   ===========
See accompanying notes to condensed consolidated financial statements.

                                ACE HARDWARE CORPORATION
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (000's omitted)
                                       (Unaudited)

                                                                    Twenty-six Weeks Ended

                                                                    June 30,       July 1,
                                                                     2001           2000

Operating Activities:
            Net Earnings                                           $   27,211     $ 39,890

    Adjustments to reconcile net earnings
    to net cash used in operating activities:
            Depreciation and amortization                              13,855       12,462
            Gain on sale of property and equipment, net of
             deferred taxes of $1,522                                  (2,953)         -
            Increase in accounts receivable, net                      (36,536)     (94,321)
            Decrease (increase) in inventories                            484      (40,430)
            Increase in other current assets                           (1,208)      (1,731)
            Increase in accounts payable and
                   accrued expenses                                    49,351      127,219
            Increase in other long-term liabilities                     2,061        1,254
    Net Cash Provided by Operating Activities                          52,265       44,343

Investing Activities:
            Purchase of property and equipment                        (34,338)     (26,518)
            Decrease (increase) in other assets                         1,728      (11,728)
    Net Cash Used in Investing Activities                             (32,610)     (38,246)

Financing Activities:
            Proceeds (payments) of short-term borrowings              (39,500)      41,919
            Proceeds from issuance of long-term debt                   70,000          -
            Principal payments on long-term debt                       (2,619)      (2,184)
            Payments of patronage refund certificates                  (5,260)        (277)
            Proceeds from sale of common stock                            802        1,145
            Repurchase of common stock                                (10,552)      (7,319)
            Payments of cash portion of patronage dividend            (34,764)     (38,173)
    Net Cash Used in Financing Activities                             (21,893)      (4,889)

Increase (decrease) in Cash and Cash Equivalents                       (2,238)       1,208

Cash and Cash Equivalents at Beginning of Period                       24,644       35,422

Cash and Cash Equivalents at End of Period                         $   22,406     $ 36,630
                                                                   ===========    =========

See accompanying notes to condensed consolidated financial statements.

ACE HARDWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1)   General

     The condensed consolidated interim period financial statements presented herein do not include all of the information and disclosures required in annual financial statements and have not been audited, as permitted by the rules and regulations of the Securities and Exchange Commission. The condensed consolidated interim period financial statements should be read in conjunction with the annual financial statements included in the Ace Hardware Corporation Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 22, 2001. In the opinion of management, these financial statements have been prepared in conformity with accounting principles generally accepted in the United States and reflect all adjustments necessary for a fair statement of the results of operations and cash flows for the interim periods ended June 30, 2001 and July 1, 2000 and of the Company's financial position as of June 30, 2001. All such adjustments are of a normal recurring nature. The results of operations for the thirteen week and twenty-six week periods ended June 30, 2001 and July 1, 2000 are not necessarily indicative of the results of operations for a full year.

2)   Patronage Dividends
The Company operates as a cooperative organization and will pay patronage dividends to consenting member dealers based on the earnings derived from business done with such dealers.  It has been the practice of the Company to distribute substantially all patronage sourced earnings in the form of patronage dividends.

Net earnings and patronage dividends will normally be similar since patronage sourced net earnings is paid to consenting member dealers. International operations and dealers signed under a Retail Merchant Agreement are not eligible for patronage dividends and related earnings or losses are not included in patronage sourced earnings.

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

                                                  Twenty-six Weeks Ended
                                                       June 30, 2001
                                                                   Elimination
                                                 Paint            Intersegment
                                  Wholesale  Manufacturing  Other  Activities  Consolidated
Net Sales from External Customers $1,415,378      $10,522  $25,928   $   -     $1,451,828
Intersegment Sales                    12,378       56,840      -     (69,181)         -
Segment Earnings (Loss)               22,396        6,839   (1,904)     (120)      27,211

                                                  Twenty-six Weeks Ended
                                                        July 1, 2000
                                                                   Elimination
                                                 Paint            Intersegment
                                  Wholesale  Manufacturing  Other  Activities  Consolidated
Net Sales from External Customers $1,475,319      $11,708  $21,098   $   -     $1,508,125
Intersegment Sales                    11,966       56,654      -     (68,620)         -
Segment Earnings (Loss)               35,854        5,648   (1,497)     (115)      39,890

                                                   Thirteen Weeks Ended
                                                       June 30, 2001
                                                                   Elimination
                                                 Paint            Intersegment
                                  Wholesale  Manufacturing  Other  Activities  Consolidated
Net Sales from External Customers $ 771,348      $ 6,368   $14,517   $   -     $  792,233
Intersegment Sales                    8,120       32,921       -     (41,041)         -
Segment Earnings (Loss)              18,397        4,477      (579)     (120)      22,175

                                                   Thirteen Weeks Ended
                                                       July 1, 2000
                                                                   Elimination
                                                 Paint            Intersegment
                                  Wholesale  Manufacturing  Other  Activities  Consolidated
Net Sales from External Customers $ 788,538      $ 6,707   $11,871   $   -     $  807,116
Intersegment Sales                    7,613       33,282       -     (40,895)         -
Segment Earnings (Loss)              22,731        3,477      (604)      (60)      25,544

                     ACE HARDWARE CORPORATION
      PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Thirteen Weeks Ended June 30, 2001 compared to Thirteen Weeks Ended July 1, 2000.

Results of Operations

Consolidated sales decreased 1.8%. Domestic sales increased 1.3% primarily due to conversions of new stores to the Ace program. Sales to our existing retailer base were flat due to the softening economy. The decline in international sales was affected by a sale of Ace stores and reduced sales in Canada.
Gross profit decreased $1.2 million and increased slightly as a percent of total sales from 9.18% in 2000 to 9.21% in 2001. The increase, as a percent of sales, results primarily from higher margin from company-owned retail locations. Lower cash discounts due to lower sales and merchandise purchases partially offset the gross profit percentage increase.
Warehouse and distribution expenses increased $190,000 over 2000 and increased as a percent of total handled sales from 1.08% in 2000 to 1.12% in 2001. Increased utilities and distribution expenses associated with the new Loxley, Alabama distribution facility and the start-up of the Prince George, Virginia facility drove the higher expenses.
Selling, general and administrative expenses decreased $662,000 over 2000 and decreased slightly as a percent of total sales from 2.77% in 2000 to 2.74% in 2001 due to continued cost control measures put in place.
Retail success and development expenses increased $1.3 million primarily due to costs associated with operating additional company-owned retail locations, timing of advertising income and investments made at retail to support our Vision 21 strategy. Increases in this category are directly related to retail support of the Ace retailer as the Company continues to make investments in our dealer base.
Interest expense increased $729,000 due to higher average borrowing levels partially offset by a decline in interest rates. The increased borrowing levels result from completion of the construction of the Loxley, Alabama distribution center, the expansion of our LaCrosse, Wisconsin facility and increased retailer dating programs.
Other income increased $1.1 million primarily due to a gain recognized on the sale of two retail support centers offset by lower income realized on non-controlling investments in affiliates and a partial write-down of an affiliate investment.

Income taxes increased $1.8 million primarily due to the tax incurred on the sale of two retail support centers.
ACE HARDWARE CORPORATION

PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Twenty-six Weeks Ended June 30, 2001 compared to Twenty-six Weeks Ended July 1, 2000.

Results of Operations

Consolidated sales decreased 3.7%. Domestic sales declined 1.2% while International sales were affected by a sale of Ace stores and reduced sales in Canada. The decline in domestic sales is primarily due to lower sales to our existing retailer base due to the softening economy partially offset by conversions of new stores to the Ace program.

Gross profit decreased $5.2 million and decreased slightly as a percent of total sales from 9.08% in 2000 to 9.07% in 2001. The decrease resulted primarily from lower handling charges and lower cash discounts due to lower sales and merchandise purchases. Higher vendor rebates and margin from company-owned retail locations partially offset the gross profit decline.

Warehouse and distribution expenses increased $1.8 million over 2000 and increased as a percent of total handled sales from 1.33% in 2000 to 1.54% in 2001. Increased utilities and distribution expenses associated with the new Loxley, Alabama distribution facility and the start-up of the Prince George, Virginia facility drove the higher warehouse expenses.

Selling, general and administrative expenses decreased $743,000 due to continued cost control measures put in place.

Retail success and development expenses increased $3.3 million primarily due to costs associated with investments made at retail to support our Vision 21 strategy and operating additional company-owned retail locations. Increases in this category are directly related to retail support of the Ace retailer as the Company continues to make investments in our dealer base.

Interest expense increased $1.6 million due to higher average borrowing levels partially offset by lower interest rates. The increased borrowing levels result from completion of the construction of the Loxley, Alabama distribution center, the expansion of our LaCrosse, Wisconsin facility and increased retailer dating programs.

Other income increased $560,000 primarily due to a gain recognized on the sale of two retail support centers partially offset by lower income realized on non-controlling investments in affiliates and a partial write-down of an affiliate investment.

Income taxes increased primarily due to the gain recognized on the sale of two retail support centers.

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

 Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the Company's market risk during the twenty-six week period ended June 30, 2001. For additional information, refer to Item 7a in the Company's Annual Report on Form 10-K for the year ended December 30, 2000.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

     None.

Item 2.   Changes in Securities and Use of Proceeds

     None.

Item 3.   Defaults Upon Senior Securities

     None.

Item 4.   Submission of Matters to a Vote of Security Holders

     The following information is furnished with respect to matters submitted to a vote of the shareholders of the registrant at a meeting thereof held during the quarter covered by this report:

     (a)  Date of meeting:  June 4, 2001 - said meeting was
          an annual meeting.

     (b)  1.   The following director was elected at said
                    meeting for a three year term expiring in 2004:

                         David S. Ziegler

          2.   The following director was reelected at said
               meeting for a three year term expiring in 2004:

                         Daniel L. Gust

          3.   The following director was reelected at said
                    meeting for a two year term expiring in 2003:

                         Howard J. Jung

          4.   The names of the other directors other than the
               above elected directors whose terms of office
               as directors continue after the meeting are:

                         Richard F. Baalmann, Jr.
                         Richard W. Stine
                         J. Thomas Glenn
                         Jennifer C. Anderson
                         Eric R. Bibens II
                         D. William Hagan
                         Richard A. Karp

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

                                  DATE        August 14, 2001
       Rita D. Kahle
  Executive Vice President

(Principal Financial and Accounting
   Officer, and duly authorized
    Officer of the registrant)