Form 10-Q
period 2001-09-29
ACE HARDWARE CORP
filed 2001-11-13
CIK 2024

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549
 FORM 10-Q
 QUARTERLY REPORT UNDER SECTION 13 or 15(d)
  OF THE SECURITIES EXCHANGE ACT OF 1934

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 29, 2001,
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

                 Class                     Outstanding at September 29, 2001
 Class A Voting Stock - $1,000 par value             3,717          shares
 Class B Stock        - $1,000 par value             2,136          shares
 Class C Stock        - $  100 par value         2,622,895          shares

ACE HARDWARE CORPORATION
INDEX
Part I. - Financial Information:                                         Page No.

 Item 1. Condensed Consolidated Financial Statements

      Condensed Consolidated Balance Sheets -
          September 29, 2001 and December 30, 2000                            1
     Condensed Consolidated Statements of Earnings and
          Condensed Consolidated Statements of Comprehensive
          Income - Thirty-nine Weeks and Thirteen Weeks Ended
          September 29, 2001 and September 30, 2000                           2
     Condensed Consolidated Statements of Cash Flows -
          Thirty-nine Weeks Ended September 29, 2001
          and September 30, 2000                                              3
     Notes to Condensed Consolidated Financial Statements                  4 - 5

 Item 2. Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                   6 - 8

 Item 3. Quantitative and Qualitative Disclosures About
      Market Risk                                                             9

 Part II. - Other Information

 Item 1. Legal Proceedings                                                   10
 Item 2. Changes in Securities and Use of Proceeds                           10
 Item 3. Defaults Upon Senior Securities                                     10

  Item 4. Submission of Matters to a Vote of Security Holders                 10

  Item 5. Other Information                                                   10
 Item 6. Exhibits and Reports on Form 8-K                                    10

PART I.  FINANCIAL INFORMATION
ACE HARDWARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's omitted)

                                                           September 29,    December 30,
                                                               2001             2000
                                                            (Unaudited)

ASSETS

Current Assets:
   Cash and Cash Equivalents                               $    25,626      $    24,644
   Short-term Investments                                       12,860           12,772
   Accounts Receivable, Net                                    329,335          372,971
   Merchandise Inventory                                       456,760          395,565
   Prepaid Expenses and Other Current Assets                    17,861           15,105

      Total Current Assets                                     842,442          821,057

Property and Equipment, Net                                    292,660          261,890
Other Assets                                                    41,996           40,863

Total Assets                                               $ 1,177,098      $ 1,123,810
                                                           ============     ============

LIABILITIES AND MEMBER DEALERS' EQUITY

Current Liabilities:
   Current Installment of Long-Term Debt                   $     7,091      $     6,904
   Short-Term Borrowings                                        78,500           81,500
   Accounts Payable                                            433,348          448,766
   Patronage Dividends Payable in Cash                          23,190           34,764
   Patronage Refund Certificates Payable                         9,089            4,795
   Accrued Expenses                                             75,664           63,224

      Total Current Liabilities                                626,882          639,953

Long-Term Debt                                                 172,864          105,891
Patronage Refund Certificates Payable                           70,257           68,385
Other Long-Term Liabilities                                     27,770           24,923

      Total Liabilities                                        897,773          839,152

Member Dealers' Equity:
   Class A Stock of $1,000  Par Value                            3,918            3,783
   Class B Stock of $1,000  Par Value                            6,499            6,499
   Class C Stock of $100  Par Value                            274,355          250,480
   Class C Stock of $100  Par Value, Issuable                   15,037           24,267
   Additional Stock Subscribed, Net of Unpaid Portion              317              351
   Retained Deficit                                            (12,060)          (5,551)
   Contributed Capital                                          13,485           13,485
   Accumulated Other Comprehensive Income                       (1,234)            (162)

                                                               300,317          293,152
Less: Treasury Stock, at Cost                                  (20,992)          (8,494)

      Total Member Dealers' Equity                             279,325          284,658

Total Liabilities and Member Dealers' Equity               $ 1,177,098      $ 1,123,810
                                                           ============     ============

See accompanying notes to condensed consolidated financial statements.

ACE HARDWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(000's omitted)
(Unaudited)

                                            Thirteen Weeks Ended          Thirty-nine Weeks Ended

                                        September 29,  September 30,  September 29,  September 30,
                                            2001           2000           2001           2000

Net Sales                               $    707,998   $    718,933   $  2,159,826   $  2,227,058
Cost of Sales                                636,639        648,615      1,956,806      2,019,848
    Gross Profit                              71,359         70,318        203,020        207,210

Operating Expenses:
    Warehouse and Distribution                 7,326          7,274         23,238         21,372
    Selling, General and Administrative       20,638         21,613         65,671         67,389
    Retail Success and Development            17,510         16,307         55,574         51,100
    Total Operating Expenses                  45,474         45,194        144,483        139,861

    Operating Income                          25,885         25,124         58,537         67,349

    Interest Expense                          (5,715)        (5,842)       (17,311)       (15,808)
    Other Income, net                          3,096          3,043         10,629         10,016
    Income Taxes                                (412)            60         (1,790)           718
Net Earnings                            $     22,854   $     22,385   $     50,065   $     62,275
                                        =============  =============  =============  =============
Distribution of Net Earnings:
    Patronage Dividends                 $     23,715   $     23,153   $     56,574   $     64,818
    Retained Earnings                           (861)          (768)        (6,509)        (2,543)
Net Earnings                            $     22,854   $     22,385   $     50,065   $     62,275
                                        =============  =============  =============  =============

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(000's omitted)
(Unaudited)

                                            Thirteen Weeks Ended         Thirty-nine Weeks Ended

                                        September 29,  September 30,  September 29,  September 30,
                                            2001           2000           2001           2000

Net Earnings                            $     22,854   $     22,385   $     50,065   $     62,275
Unrealized gains on securities                   133            -               53            -
Foreign currency translation, net               (769)          (402)        (1,125)          (959)
Comprehensive Income                    $     22,218   $     21,983   $     48,993   $     61,316
                                        =============  =============  =============  =============

See accompanying notes to condensed consolidated financial statements.

ACE HARDWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(000's omitted)
(Unaudited)

                                                                         Thirty-Nine Weeks Ended

                                                                      September 29,  September 30,
                                                                          2001             2000

Operating Activities:
            Net Earnings                                              $     50,065   $     62,275

    Adjustments to reconcile net earnings
    to net cash used in operating activities:
            Depreciation and amortization                                   21,240         18,757
            Gain on sale of property and equipment, net of
             deferred taxes of $1,587                                       (3,079)           -
            Decrease (increase) in accounts receivable, net                 35,384         (6,449)
            Increase in inventories                                        (61,195)       (69,747)
            Increase in other current assets                                (2,849)        (2,149)
            Increase (decrease) in accounts payable and
             accrued expenses                                               (2,978)           486
            Increase in other long-term liabilities                          2,847          2,314
    Net Cash Provided by Operating Activities                               39,435          5,487

Investing Activities:
            Purchase of property and equipment                             (48,838)       (36,974)
            Proceeds from sale of property and equipment                       -            9,664  -
            Increase in other assets                                        (2,293)       (14,320)
    Net Cash Used in Investing Activities                                  (51,131)       (41,630)

Financing Activities:
            Proceeds (payments) of short-term borrowings                    (3,000)        98,928
            Proceeds from issuance of long-term debt                        70,000            -
            Principal payments on long-term debt                            (2,840)        (2,679)
            Payments of patronage refund certificates                       (5,381)          (400)
            Proceeds from sale of common stock                               1,161          1,477
            Repurchase of common stock                                     (12,498)       (10,859)
            Payments of cash portion of patronage dividend                 (34,764)       (38,173)
    Net Cash Provided by Financing Activities                               12,678         48,294
Increase in Cash and Cash Equivalents                                          982         12,151

Cash and Cash Equivalents at Beginning of Period                            24,644         35,422

Cash and Cash Equivalents at End of Period                            $     25,626   $     47,573
                                                                      =============  =============

See accompanying notes to condensed consolidated financial statements.

ACE HARDWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 1) General

     The condensed consolidated interim period financial statements presented herein do not include all of the information and disclosures required in annual financial statements and have not been audited, as permitted by the rules and regulations of the Securities and
Exchange Commission. The condensed consolidated interim period financial statements should be read in conjunction with the annual financial statements included in the Ace Hardware
Corporation Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 22, 2001. In the opinion of management, these financial statements have been prepared in conformity with accounting principles generally accepted in the United States and reflect all adjustments necessary for a fair statement of the results of operations and cash flows for the interim periods ended September 29, 2001 and September 30, 2000 and of the Company's financial position as of September 29, 2001.  All such adjustments are of a normal recurring nature. The results of operations for the thirteen week and thirty-nine week periods ended September 29, 2001 and September 30, 2000 are not necessarily indicative of the results of operations for a full year.

2) Patronage Dividends

The Company operates as a cooperative organization and will pay patronage dividends to consenting member dealers based on the earnings derived from business done with such dealers.  It has been the practice of the Company to distribute substantially all patronage sourced earnings in the form of patronage dividends.
Net earnings and patronage dividends will normally be similar since patronage sourced net earnings are paid to consenting member dealers.  International operations and dealers signed under a Retail Merchant Agreement are not eligible for patronage dividends and related earnings or losses are not included in patronage sourced earnings.
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

                                                        Thirty-Nine Weeks Ended
                                                           September 29, 2001
                                                                           Elimination
                                                     Paint                 Intersegment
                                      Wholesale  Manufacturing    Other     Activities     Consolidated
Net Sales from External Customers     2,105,557         13,921   40,348           -           2,159,826
Intersegment Sales                       19,850         89,628      -        (109,478)              -
Segment Earnings (Loss)                  41,707         10,420   (1,822)         (240)           50,065

                                                        Thirty-Nine Weeks Ended
                                                           September 30, 2000
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

                                                          Thirteen Weeks Ended
                                                           September 29, 2001
                                                                           Elimination
                                                     Paint                 Intersegment
                                      Wholesale  Manufacturing    Other     Activities     Consolidated
Net Sales from External Customers       690,179          3,339   14,420           -             707,998
Intersegment Sales                        7,509         32,788      -         (40,297)              -
Segment Earnings (Loss)                  19,311          3,581       82          (120)           22,854

                                                          Thirteen Weeks Ended
                                                           September 30, 2000
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

5) Subsequent Events
On November 5, 2001, the Company announced that its Calgary, Canada distribution center will be closed within the next six months.  Closure costs which are non-patronage and estimated to be in the range of $1.6 to $2.5 million, will be recorded in the fourth quarter of 2001.

ACE HARDWARE CORPORATION
PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Thirteen Weeks Ended September 29, 2001 compared to Thirteen Weeks Ended September 30, 2000.

Results of Operations

 Consolidated sales decreased 1.5%. Domestic sales increased 1.1% primarily due to conversions of new stores to the Ace program. Sales to our existing retailer base were flat due to the soft economy and inventory reductions at retail. The decline in international sales was affected by a sale of Ace stores and reduced sales in Canada.
Gross profit increased $1.0 million and increased as a percent of total sales from 9.78% in
2000 to 10.08% in 2001. The increase, as a percent of sales, results primarily from higher margin from Company-owned retail locations.  Excluding company-owned stores, gross profit was 9.42% of sales in 2001.
Warehouse and distribution expenses increased $52,000 over 2000 and increased slightly as a percent of total handled sales from 1.33% in 2000 to 1.34% in 2001. Increased utilities and distribution expenses associated with the new Loxley, Alabama distribution facility and the start-up of the Prince George, Virginia facility drove the higher expenses.
Selling, general and administrative expenses decreased $975,000 over 2000 and decreased as a percent of total sales from 3.01% in 2000 to 2.91% in 2001 due to continued cost control measures put in place.
Retail success and development expenses increased $1.2 million primarily due to investments made at retail to support our Vision 21 strategy, the timing of advertising expenditures and costs associated with operating additional company-owned retail locations. Increases in this category are directly related to retail support of the Ace retailer as the Company continues to make investments in our dealer base.
Interest expense decreased $127,000 due to a decline in interest rates partially offset by higher average borrowings. The higher borrowing levels result from the issuance of long-term debt earlier in the year to support the expansion of our distribution network (including the completion of the Loxley, Alabama and Prince George, Virginia distribution centers and the expansion of the LaCrosse, Wisconsin facility) and increased retailer dating programs.
Income taxes increased $472,000 primarily due to lower tax benefits from non-patronage activities.

ACE HARDWARE CORPORATION
PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Thirty-nine Weeks Ended September 29, 2001 compared to Thirty-nine weeks Ended September 30, 2000.

Results of Operations

Consolidated sales decreased 3.0%. Domestic sales were flat while International sales were affected by a sale of Ace stores and reduced sales in Canada.
Gross profit decreased $4.2 million and increased slightly as a percent of total sales from
9.30% in 2000 to 9.40% in 2001. The decrease resulted primarily from lower handling charges and lower cash discounts due to lower sales and merchandise purchases. Higher vendor rebates and margin from company-owned retail locations offset the gross profit decline and contribute to the increase in gross profit as a percent of sales.
Warehouse and distribution expenses increased $1.9 million over 2000 and increased as a percent of total handled sales from 1.33% in 2000 to 1.47% in 2001. Increased utilities and distribution expenses associated with the new Loxley, Alabama distribution facility and the start-up of the Prince George, Virginia facility drove the higher warehouse expenses.
Selling, general and administrative expenses decreased $1.7 million due to continued cost control measures put in place.
Retail success and development expenses increased $4.5 million primarily due to costs associated with investments made at retail to support our Vision 21 strategy, the timing of advertising expenditures and operating additional company-owned retail locations. Increases in this category are directly related to retail support of the Ace retailer as the Company continues to make investments in our dealer base.
Interest expense increased $1.5 million due to higher average borrowing levels during the year partially offset by lower interest rates. The higher borrowing levels result from the completion of the Loxley, Alabama and Prince George, Virginia distribution centers, the expansion of the LaCrosse, Wisconsin facility and increased retailer dating programs.
Other income increased $613,000 primarily due to a gain recognized on the sale of two retail support centers partially offset by lower income realized on non-controlling investments in affiliates and a partial write-down of an affiliate investment.
Income taxes increased $2.5 million primarily due to the tax incurred on the sale of two retail support centers and lower non-patronage losses.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company's market risk during the thirty-nine week period ended September 29, 2001. For additional information, refer to Item 7a in the Company's Annual Report on Form
10-K for the year ended December 30, 2000.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

            None.
Item 2.    Changes in Securities and Use of Proceeds
           None.
Item 3.    Defaults Upon Senior Securities
           None.
Item 4.    Submission of Matters to a Vote of Security Holders
           None.
Item 5.    Other Information
           None.
Item 6.    Exhibits and Reports on Form 8-K
           None.

SIGNATURE

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    ACE HARDWARE CORPORATION

                                   DATE         November 13, 2001
       Rita D. Kahle
   Executive Vice President
(Principal Financial and Accounting
    Officer, and duly authorized
     Officer of the registrant)