Form 10-K
period 2001-12-29
ACE HARDWARE CORP
filed 2002-03-22
CIK 2024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the 2001 fiscal year ended December 29, 2001 Commission File No. 2-55860

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

Registrant's telephone number, including area code: (630) 990-6600
 Securities registered pursuant to Section 12(b) of the Act: NONE
 Securities registered pursuant to Section 12(g) of the Act: NONE
     State the aggregate market value of the voting and nonvoting stock held by non-affiliates of the
 Registrant. This Company's shares are only issued to, and held by, its dealer-stockholders. All shares held by these stockholders can be repurchased by the Company when the dealer-stockholder's membership agreement terminates. Thus, there is no market for these shares. The repurchase price for each share of
 Class A Stock is equal to the par value of $1,000 per share. The repurchase of Class B Stock is equal to twice the par value or $2,000 per share. The repurchase price for each share of Class C Stock is equal to the par value of $100. As of February 15, 2002, the aggregate value of the Class A Stock, Class B Stock and Class C Stock held by non-affiliates (dealer-stockholders) calculated on the basis of this repurchase price was $266,434,000.
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section
 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated in Part III of this Form 10-K or any amendment to this
 Form 10-K.
     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date (applicable only to corporation Registrants). Outstanding shares as of
 February 15, 2002:
Class A (voting) Stock, $1,000 par value             3,680 shares
Class B (nonvoting) Stock, $1,000 par value          2,092 shares
Class C (nonvoting) Stock, $100 par value        2,585,700 shares

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
     We operate primarily as a wholesaler of hardware and related products, and we also manufacture paint products. We mainly sell our products to hardware dealers who have Membership Agreements with
 us. These Membership Agreements allow the hardware dealers to purchase merchandise and services from us and, in most cases, to license one or more of our trademarks. (See the heading "Business", subheading "Membership Agreements").
     We operate on a cooperative basis and distribute patronage dividends to our eligible member dealers each year on the basis of quantity or value of patronage business that we do with them. (See the heading
 "Business", subheading "Distribution of Patronage Dividends").
     As of the end of our 2001 fiscal year on December 29, 2001, there were 4,976 stores having Membership
 Agreements with us. The states with the largest concentration of members are California (approximately
 10%), Texas and Illinois (approximately 6% each), Florida (approximately 5%) and Michigan and
 Georgia (approximately 4% each). The states where we shipped the largest percentages of merchandise in fiscal year 2001 were California (approximately 12%), Illinois (approximately 9%), Florida (approximately
 6%), Texas, Michigan and Georgia (approximately 4% each). Approximately 4.4% of our sales are made to locations outside of the United States and its territories.
     The number of member locations that we had during each of our past three fiscal years is summarized in the following table:
                                                             2001   2000   1999
Member outlets at beginning of period                        5,011  5,082  5,039
New member outlets                                             220    208    264
Member outlets terminated                                      255    279    221

Member outlets at end of period                              4,976  5,011  5,082
                                                             =====  =====  =====
Dealers having one or more member outlets at end of period   3,778  3,858  3,932

     We service our dealers by buying merchandise in quantity lots, mainly from manufacturers. We then warehouse large quantities of this merchandise and sell it in smaller lots to our dealers. Most of the products that we distribute to our members from our warehouses are sold at a price that we establish ("dealer cost"), to which a 10% adder ("handling charge") is generally added. In fiscal year 2001, warehouse sales were 72% of our total sales and bulletin sales were 3% of our total sales with the balance of 25% being direct shipment sales.
     The following is a breakdown of our total warehouse sales among various general classes of merchandise for each of the past three fiscal years:

 Class of Merchandise                           2001    2000    1999
Paint, cleaning and related supplies            21%     20%     20%
Plumbing and heating supplies                   15%     15%     15%
Hand and power tools                            14%     14%     14%
Garden, rural equipment and related supplies    14%     14%     13%
Electrical supplies                             12%     12%     13%
General hardware                                11%     12%     12%
Sundry                                           8%      7%      7%
Housewares and appliances                        5%      6%      6%

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
     Dealers place direct shipment orders with our vendors using special purchase orders. The vendors then bill us for these orders, which are shipped directly to dealers. We, in turn, bill the ordering dealers with an adder ("handling charge") that varies according to the following schedule:

 Invoice Amount                  Adder (Handling Charge)
$    0.00 to $  999.99                   2.00%
$1,000.00 to $1,999.99                   1.75%
$2,000.00 to $2,999.99                   1.50%
$3,000.00 to $3,999.99                   1.25%
$4,000.00 to $4,999.99                   1.00%
$5,000.00 to $5,999.99                    ..75%
$6,000.00 to $6,999.99                    ..50%
$7,000.00 to $7,999.99                    ..25%
$8,000.00 and over                        ..00%

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
     Our wholly owned subsidiary, Ace Hardware Canada, Limited, operates as a wholesaler of hardware and related merchandise in Canada. It has two distribution facilities located in Calgary, Alberta and Brantford, Ontario. In November 2001, the Company announced the closure of the Calgary facility. Ace Hardware Canada, Limited generated less than one percent (1%) of our consolidated revenue during fiscal year 2001.
     We operate our Company-owned retail hardware stores through our wholly owned subsidiary Ace
 Corporate Stores, Inc. For further information about these stores, please see the heading "Properties."
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
 The actual results of our efforts can differ greatly from the results that we might desire. We believe that we have the facilities, the employees and the resources for ongoing success as we implement our plans and programs, but the future is difficult to forecast, especially areas such as revenues, costs, margins and profits which are influenced by many factors. Some of these factors are discussed below.
     The effects of future growth in the hardware and hardlines-related industries are uncertain. By "hardlines-related industries" we mean home center, do-it-yourself, rental and commercial/industrial categories. The future condition of the economy is also uncertain, when viewed domestically, internationally or in specific geographical regions. Some other uncertainties that could affect our plans include possible future changes in merchandise and inventory prices, and the effect of increasingly intense competition. There could be potential shifts in market demand for some products. Lawsuits and laws, especially laws dealing with franchising, licensing, importing, exporting and environmental matters could affect our future business. We cannot predict whether these uncertainties might cause future costs or liabilities or have some other effect on our future ability to achieve our plans.
     Through our ongoing strategic planning process we have focused our plans around four segments for future growth and success in our competitive industry. These four segments are: Retail Success (store operations),
 Wholesale Success (distribution), International growth and new member growth. Retail success for our dealers is a primary objective because, in our opinion, it drives both their retail performance and our wholesale growth. We have therefore increased our efforts to assist members in "retail success initiatives," which are designed to improve their retail performance and competitiveness. These retail success initiatives include retail goals that we urge dealers to strive for within their stores and in locally competitive markets. These goals do not, however, impose major restrictions or requirements on members. Our minimum requirements for the acceptance of new members are outlined in the current Membership Agreement and Supplement and in the
 Member Operational Requirements that apply under that Agreement. The Operational Requirements do require that, within one year, the member must make us the primary source of supply and terminate any previous participation in the program of any other major hardware wholesaler. There are currently no general requirements (apart from special voluntary programs) where members have to make particular percentages of purchases from us or have to achieve minimum retail performance levels, such as sales dollars per square foot.
     Our current strategic initiative, Vision 21, focuses on becoming a world class organization through encouraging dealers to adopt certain merchandising, marketing and operational practices that are supported by some of our most successful dealers to improve the Company's and the dealers' overall competitiveness and efficiency. The cornerstones to Vision 21 are to improve retailer's sales and profits, streamline our processes, bring wholesale and retail together as one Ace team and provide ultimate customer satisfaction. Vision 21 goals include minimizing disparities between retail and wholesale, developing dealer-friendly procedures that take duplication and costs out of dealers' operations, achieving consistent implementation of programs more rapidly and improving the dealers' financial performance and their ability to pursue new stores and store expansions. As retailers become Vision 21 retailers they are afforded various benefits to assist them to succeed at retail.
Special Charges and Assessments

     We sponsor a national advertising program. To pay for this program, we assess dealers an amount equal to
 1.50% of their purchases (except purchases of LTL Plus products and certain hardware and software computer systems), with minimum and maximum yearly assessments of $2,223.00 and $6,800.00, respectively, (based on purchases) for each store location. We grant exemptions from these assessments and make various adjustments to them for stores located outside the continental United States and for new stores during their start up year, and for stores operating under an agreement that does not permit them to use "Ace" or "Ace Hardware". For the year 2002, we will also impose a flat charge of $100.00 on May 1, 2002 and November 1, 2002 per store location to pay for national sales promotions for Memorial Day and the day after Thanksgiving. The amount of our national advertising assessment can be changed from time to time by our Board of Directors. We can also impose assessments at a flat monthly rate or based on a percentage of sales for regional advertising not to exceed 2% of a dealer's annual purchases. Regional advertising assessments are subject to the same minimum and maximum amounts as the National Advertising assessment.
     Every two weeks, we bill the member store for a special low volume account service charge of $75 if annual purchases from us are less than $50,000. We will bill the member store for a special low volume account service charge of $60 per bi-weekly billing statement period if purchases from us during such period are less than $5,700.00. The low volume service charges that we bill to the store in a specific year are automatically refunded if that store's total purchases increase to over $148,200 during the year. The store is excused from this low volume account service charge during the first 12 months that it is a member. There are some exceptions to our low volume account service charges that are described below:
     1. Stores which purchase $148,200 of merchandise from us during the year, are given a credit on the next billing statement for any low volume charges which we billed that store earlier in the year. We then stop billing that store for low volume account service charges for the rest of the year, even if its current purchases on a billing statement are less than $5,700; and
     2. We do not bill low volume account service charges every two weeks if a store's sales volume with us the year before was at our minimum ($148,200), but we will bill these charges in a lump sum to a store's last statement of the year if that store does not reach our applicable minimum by that time.
     An Ace store that falls below our minimum purchase levels can also be subject to termination.
     We add a late payment service charge on any past due balance that we are owed for merchandise, services, or for a stock subscription. The current rate for the late payment service charge is .77% per bi-weekly statement period, except in Texas where the charge is .384% and Georgia where the charge is
 .692%. We consider a past due balance to exist whenever we do not receive payment of the amount shown as due on a billing statement within 10 days after the date of that statement. We can change the rate of our late payment service charge from time to time.
     Effective August, 2001, we assess members operating under a standard Membership Agreement a mandatory monthly fee for Core Retail Services in the amount of $197 per month for all single stores or parent stores and $67 per month for all branch stores located in the United States. Core Retail Services consist of the following elements:
     1. ACENET. This service is our primary communications vehicle with our members. It is an electronic network that allows defective goods claims processing, product search online or through a CD-ROM catalog, electronic communications, employee testing and training courses, review and payment of retailer statements and numerous other applications.
     2. Material Safety Data Sheet Subscription Service. This service provides members with access
      24 hours per day and 7 days per week to information on the chemical ingredients of certain products that we sell.
     3. Ace Training Network. This service is one of our retail training programs. Each single store or parent store is credited with 16 points per month and each branch store is credited with 11 points per month. A single store or parent store is one that has purchased or subscribed for a share of our Class A voting stock. A branch store is one whose membership involves only shares (or a subscription for shares) of our nonvoting Class C Stock. (See Article XXV, Section 2 of our By-laws).
      A store may use its points at any time to buy one of the training programs that we offer. If a store does not have enough points for the program that it wants, it can use the points that it has and be billed the difference. Multiple stores and member groups can pool their points together to purchase our training programs.
     4. NRHA E-Tools. These include unlimited use of certain Internet-based services offered by the National Retail Hardware Association (NRHA), including their Advanced Course in
      Hardware Retailing, the Forte International Communications Survey and their Employee
      Compensation Study.
     5. Retail Pricing. This includes access to our national price shopping and ad data collected from non-Ace stores, our suggested retail prices, our customized retail pricing strategy services and catalog updates to our suggested retail prices.
     Members operating under a Contractor agreement are assessed a mandatory monthly fee of $53 for
 ACENET and the Material Safety Data Sheet Subsciption Service.
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
"ACE HARDWARE" with winged
  emblem design                      Trademark       898,070     September 8, 2010
"THE PAINTIN' PLACE"                 Service Mark  1,138,654     August 12, 2010
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
"ASK ACE"                            Service Mark  1,653,263     August 6, 2010
"ACE 2000"                           Service Mark  1,682,467     April 7, 2002
"ACE" in stylized lettering design   Trademark     1,683,538     April 12, 2002
"THE OAKBROOK COLLECTION"
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
"HELPFUL HARDWARE CLUB"              Service Mark  2,239,400     April 13, 2009
"THE FOLKS IN THE RED VEST"          Service Mark  2,261,946     July 20, 2009
"ACE CONTRACTOR PRO"                 Trademark     2,273,483     August 31, 2009
"ILLUMINATIONS"                      Trademark     2,353,666     May 30, 2010
"ACE YOUR NEIGHBROHOOD
  SOLUTIONS PLACE"                   Service Mark  2,386,359     September 12, 2010
"ACE" with accent design             Service Mark  2,378,123     August 15, 2010
"ACE SOLUTIONS PLACE"                Service Mark  2,394,181     October 10, 2010

     As of the date of this filing, we also have the following applications for new registrations pending in the U.S. Patent and Trademark Office:

 Mark                                     Type of goods/services
"STORE-IT-RIGHT"                         hardware products, namely, hooks
                                         brackets, knobs, hangers and
                                         extensions for support or hanging
"ACE HOMEPLACE"                          magazines
"ACE" with halo design                   retail hardware store services
"COLOR YOUR LIFE"                        indoor and outdoor paint, coatings and
                                         varnishes
"CONTRACTOR CENTERS OF AMERICA"
and design                               retail store services in the field of
                                         hardware and related goods
"NATIONAL SUPPLY NETWORK"                wholesale store services; namely
                                         providing wholesale industrial supplies
                                         and equipment to commercial and
                                         industrial customers

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
Employees

     We have 5,229 full-time employees, of which 1,590 are salaried employees. Excluding our Canadian operations and Company-owned retail locations, we have 4,828 full-time employees to support our domestic and international retailers. We also have, as of the end of the 2001 fiscal year, union contracts covering one (1) truck drivers' bargaining unit and two (2) warehouse bargaining units. We consider our employee relations with both union and non-union employees to be good, and we have had no strikes in the past five years. In general, our employees are covered by either negotiated or nonnegotiated benefit plans that include hospitalization, death benefits and, with few exceptions, retirement benefits.
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
Distribution of Patronage Dividends

     We operate on a cooperative basis for patronage purchases of merchandise from us that are made by dealers who have become members of our Company. We also operate on a cooperative basis with dealers who have subscribed for shares of our stock but who have not yet actually become "members" because they have not yet fully paid for their $1,000 par value shares of our Class A voting stock. The dealers in either of these two categories are entitled to receive patronage dividends once a year on an equitable basis.
     We made patronage dividend distributions at the following percentages of our sales in the warehouse, bulletin and direct shipment categories and on the total sales of products manufactured by our Paint
 Division during the past three fiscal years:

                              2001     2000     1999
Warehouse Sales            4.27330% 4.43564% 4.98172%
Bulletin Sales                 2.0%     2.0%     2.0%
Direct Shipment Sales          1.0%     1.0%     1.0%
Paint Sales                 8.9371%  8.1131%  7.8827%

     Under our LTL Plus Program, we also calculate patronage dividends separately on sales of full or partial truckloads of products purchased by eligible dealers from certain vendors (see discussion of LTL
 Plus Program under the heading "Business.") The LTL Plus Program patronage dividend was .5% of these sales for fiscal year 2001, 2000 and 1999.
     Sales of merchandise under our Contractor and Industrial Distributor Programs are made on a nonpatronage basis.
Patronage Dividend Determinations and Allocations

     The amounts that we distribute as patronage dividends consist of our gross profits on patronage business that we do with dealers who qualify for patronage dividend distributions, less a proportionate share of our expenses for administration and operations. Our gross profits consist of the difference between our selling price for the merchandise that these dealers buy from us and our purchase price for that merchandise.
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
     Under our present program, patronage dividends on each of our three basic categories of sales (warehouse sales, bulletin sales and direct shipment sales) are allocated separately, as are patronage dividends under our LTL Plus Program. Dividend percentage calculations are made with reference to the net earnings derived from each of the respective categories. The 2001 patronage dividend rate for the LTL Plus
 Program is .5% of our LTL Plus sales. The 2001 patronage dividend rates for direct shipment and bulletin sales are 1.0% and 2.0%, respectively, while the current 2001 patronage warehouse dividend rate is 4.27%.
     Patronage dividends are calculated separately for full and partial truckloads of products purchased under the LTL Plus Program. (See the heading "Business", discussion of LTL Plus Program and the subheading "Forms of Patronage Dividend Distributions" below.)
     Any manufacturing profit realized on intracompany sales of products manufactured by our Paint
 Division is allocated and distributed as patronage dividends to eligible dealers in proportion to their respective annual dollar purchases of paint and related products from that division. The earnings we realize on wholesale sales of the Paint Division's products to our eligible dealers are currently distributed as patronage dividends to them as part of the patronage dividends which they receive each year in the basic patronage dividend categories of warehouse sales, bulletin sales and direct shipment sales. The 2001 paint dividend rate is 8.94%. Under Section 8 of Article XXIV of our By-laws, if the Paint Division's manufacturing operations for any year result in a net loss instead of a profit to the Paint Division, this loss would be netted against the earnings we realized from our other activities during the year, so that the earnings available for distribution as patronage dividends from these other activities would be reduced for the year.
     We have established a LBM Retailer Incentive Pool Plan for our members who purchase LBM products through Builder Marts of America, Inc. ("BMA"), and are eligible participants under our Contractor
 Center standards. This is not a patronage dividend plan, but rather an allocation of the increase in our stock investment in BMA. Under the plan, we calculate an annual estimate of the amount by which our stock in
 BMA has increased or decreased in value from our initial investment, net of certain expenses. We allocate this estimate to eligible members annually based on their qualifying purchases of LBM products.
 A member's pool allocation only becomes vested and can only be redeemed upon the termination of the member's Ace membership which results in the sale or redemption of Ace stock held for that location,
 Ace's termination of the LBM Retailer Incentive Pool Plan, or Ace's liquidation, whichever occurs first.
 Negative pool balances are not charged to members. The 2001 incentive pool rate under this plan is .40%
 of qualifying purchases.
Forms of Patronage Dividend Distributions

     We make patronage dividend distributions to our eligible dealers in cash, shares of our Class C Stock and patronage refund certificates according to a specific plan that has been adopted by our Board of
 Directors. This plan can be changed from time to time by the Board as they deem fit depending on business conditions and our Company's needs.
     This plan is summarized below for the purchases that our eligible dealers make from us for the year
 2001 and subsequent years.
     1. For each of a dealer's eligible stores, we initially calculate the minimum cash patronage dividend distribution as follows:
         (a) 20% of the first $5,000 of the total patronage dividends allocated for distribution each year to the dealer based on the purchases made for the eligible store;
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
     2. We distribute the portion of patronage dividends in excess of the cash or property amounts above in the form of shares of our Class C nonvoting stock (par value $100 per share) until the total par value of all shares of all classes of our capital stock that a dealer holds for the eligible store equals the greater of:
         (a) $20,000; or
         (b) the sum of purchases in the following categories that a dealer made for the eligible store during the most recent calendar year:
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
      3. The portion of a dealer's total patronage dividends for each of the dealer's eligible stores which exceeds the sum of:
         (a) the cash amount determined under Paragraph 1 above and
         (b) the amount of Class C Stock determined under Paragraph 2 above is distributed to the dealer in cash up to certain limits. The total amount that a dealer receives in cash for an eligible store cannot exceed
         45% of that store's total patronage dividends for the year. If a store's total cash distribution would exceed this 45% limit, then the distribution over that amount is made instead in the form of a non-negotiable patronage refund certificate. Our Board of Directors determines the maturity dates and interest rates of these patronage refund certificates before they are issued. These certificates include provisions that give us a first lien on the amount of any indebtedness that a dealer owes us. The certificates also contain language subordinating them to all the rights and claims of our secured creditors, general creditors and our bank creditors. Historically, these patronage refund certificates have matured within five years from the date we issued them.
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
     Because of the requirement of the U. S. Internal Revenue Code that we withhold 30% of the annual patronage dividends distributed to eligible dealers whose places of business are located in foreign countries or Puerto Rico, the cash portion of patronage dividends to these dealers is a minimum of 30%. There are exceptions to this 30% cash payment in the case of 1) unincorporated Puerto Rico dealers owned by individuals who are U.S. citizens, 2) certain dealers incorporated in Guam, American Samoa, the
 Northern Mariana Islands or the U.S. Virgin Islands. These exceptions apply if less than 25% of the stock of these dealers is owned by foreign persons, and at least 65% of their gross income for the last three years has been sufficiently connected with a trade or business in one of these locations or in the United States, and 3) dealers located in countries maintaining tax treaties with the United States that provide for reduced rates of withholding.
     We also have certain loan programs that allow dealers to pay us back with part of their patronage dividend distributions. For example, to help members buy standardized exterior signs identifying their stores, our Board of Directors has authorized a loan program. Under this program, a dealer may apply to borrow between $100 to $25,000 per location from us for this purpose. If a dealer obtains a loan under this program, the dealer may either repay it in twelve payments billed on the regular bi-weekly billing statement, or the dealer may apply the non-cash portion of the annual patronage dividends (for up to the next three annual patronage dividend distributions) toward payment of the loan.
     Our Board of Directors has also authorized a loan program to help qualified dealers pay for costs of converting their stores from another hardware distributor's program to our program. Under this loan program, these dealers can borrow up to $95,000 per store. If the dealer obtains a loan under this program, we will apply the non-cash portion of the dealer's annual patronage dividends (for up to the next three annual patronage dividend distributions) towards payment of the loan. Unless extended by the Board of Directors, this loan program will remain in effect until June 1, 2002 or until 100 loans are made, whichever occurs first.
     Our Board of Directors has also authorized finance programs to help qualified dealers buy certain computer systems from us and to finance capital improvements with patronage dividends. The amount financed cannot exceed 80% of the cost of any system. For PAINTMAKER computers, members have applied to borrow between $4,000 to $15,000 per location repayable over a period of three (3) years.
     Under these programs, members have directed us to first apply the patronage refund certificate portion of their patronage dividend distributions toward the balance owed on financed items and next to apply patronage dividends which would otherwise be payable for the same year in the form of our Class C
 Stock. These signage, computer financing and store conversion programs may be revised or discontinued
 by our Board at any time.
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
     In order for us to receive a deduction from our gross income for federal income tax purposes for the amount of any patronage dividends that we pay to a patron (that is, to one of our eligible and qualifying dealers) in the form of qualified written notices of allocation or other qualified property, we have to pay
 (or apply against any indebtedness that the patron owes us in accordance with Section 7 of Article XXIV of our By-laws) not less than 20% of each patron's total patronage dividend distribution in cash and the patron also has to consent to having the written notices of allocation at their stated dollar amounts, and other qualified property at the fair market value, included in his gross income for the taxable year in which he receives them. The Internal Revenue Code also requires that any patronage dividend distributions that we deduct on our federal income tax return for business we do with patrons must be paid to those patrons within eight and one-half months after the end of that taxable year.
     By becoming one of our "members" by owning 1 share of Class A voting stock, a patron is deemed under the U.S. Internal Revenue Code to have consented to take the written notices of allocation and other qualified property that we distribute into the patron's gross income. Such consent is deemed because of 1) the act of obtaining or retaining membership in our Company, and 2) because our By-laws provide that the membership constitutes this consent, and we give written notification of that By-law provision.
 Under another provision of the Internal Revenue Code, dealers who have subscribed for shares of our stock are also deemed to have consented to take the dollar amounts of their written notices of allocation and other qualified property into their gross incomes. This occurs because of the consent provisions included in the Subscription Agreement for our stock.
     A patron receives a patronage refund certificate as part of a patron's patronage dividends (see the subheading
 "Forms of Patronage Dividend Distributions"), the patron may be deemed to have received interest income.
 This interest would arise in the form of an original issue discount to the extent that the face amount of the certificate exceeds the present value of the stated principal and interest payments that we have to pay the patron under the terms of the certificate. This interest income would be taxable to a patron's "ratably" over the term of the certificate under Section 7872(b) (2) of the U.S. Internal Revenue Code. Present value for this purpose is determined by using a discount rate equal to the applicable Federal rate in effect as of the day of issuance of the certificate, compounded twice a year.
     We are required to backup withhold for federal income tax on the total patronage dividend distribution we make to anyone who has not furnished us with a correct taxpayer identification number. We can also be required to backup withhold federal taxes on the cash portion of each patronage dividend distribution made to someone who fails to certify to us that he is not subject to backup withholding. This backup withholding obligation based on a failure to certify may not be applicable, however, unless 50%
 or more of the total distribution is made in cash. Since we distribute all of our patronage dividends for a given year at the same time and since our current patronage dividend plan (see the heading "Business", subheading "Forms of Patronage Dividend Distributions") does not permit any member store to receive more than 45% of its patronage dividends for the year in cash, we believe that a certification failure like this should not ordinarily have any effect on our Company or any of its dealers.
     Patronage dividends that we distribute to patrons who are located in foreign countries or certain
 U.S. possessions (including those who are incorporated in Puerto Rico or who reside in Puerto Rico but have not become citizens of the United States) have been held to be "fixed or determinable annual or periodic income." Patrons who receive this type of income are currently required to pay a tax of 30% of the amount received under Sections 871(a)(1)(A) and 881(a)(1) of the Internal Revenue Code. When
 dealers are subject to this 30% tax, we must withhold it from their patronage dividends and pay it over to the U.S. Internal Revenue Service. The above does not apply to a corporation organized in Guam,
 American Samoa, the Northern Mariana Islands or the U. S. Virgin Islands if less than 25% of its stock is owned by foreign persons and at least 65% of its gross income for the last three years has been effectively connected with the conduct of a trade or business in that location or in the United States. A reduced rate of withholding may apply to dealers located in countries maintaining tax treaties with the United States.
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
Membership Agreements

     Persons who apply to become an Ace member, must sign a Subscription Agreement to purchase our stock. They must also sign our customary Membership Agreement and Supplement and submit a payment of $1,500 ($2,500 for conversions or new investor ground-ups) with your signed
 Membership Agreement and Supplement. We use this fee toward our estimated costs of processing the membership applications. If a person submits a membership application and we accept it, we sign your
 Stock Subscription Agreement and your Membership Agreement and Supplement and send them back to you for your records. Your membership may generally be terminated upon various notice periods and for various reasons (including voluntary termination by either of us). The details of these reasons and notice periods are in the Membership Agreement. These reasons for termination and notice periods apply except where special laws or regulations in certain locations limit our right to terminate memberships, or require longer notice periods.
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
     In 1998, the Company began developing joint ventures with certain dealers as a way of increasing the
 Ace presence in key markets without the need for Ace to use solely its own resources to open company stores. For each joint venture, the Company and the dealer enter into a Limited Liability Company
 Agreement, with the dealer acting as the managing member, and form a limited liability company ("LLC")
 to operate the joint venture stores. In each joint venture, the Company owns 50% or less of the LLC's units. Currently, the Company has an ownership interest in six joint ventures. In the future, we may explore other joint venture opportunities with our members; however, we consider each situation unique and we evaluate each opportunity on its own merits.
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
     In 2001, we developed a non-shareholder industrial distributor program and contractor program.
 These retailers can purchase selected types of products from us for resale. They are not members of our cooperative, and therefore do not own stock or receive patronage dividends. These programs are made available to cooperative members, however, members will not receive patronage dividends for purchases of products under these programs.
     Sales to international non-shareholder dealers accounted for approximately 4.4% of our total sales in
 2001, approximately 6.7% of our total sales in 2000 and approximately 6.5% of our total sales in 1999.
 Sales to domestic non-shareholder locations accounted for less than 2.0% of our total sales in 2001, less than 2.5% of our total sales in 2000 and less than 1.5% of our total sales in 1999. (See Appendix A, Article
 XXV, section 2 of our By-laws regarding International Retail Merchants and non-member accounts.)
Item 2. Properties

     Our general offices are located at 2200 Kensington Court, Oak Brook, Illinois 60523. Information
 about our main properties appears below:

                                     Square Feet    Owned          Lease
                                    of Facility      or         Expiration
             Location             (Land in Acres)  Leased          Date

General Offices:
   Oak Brook, Illinois                291,816      Leased  September 30, 2009
   Downers Grove, Illinois             23,962      Leased  June 30, 2004
   Markham, Ontario, Canada(1)         15,372      Leased  February 28, 2006

Distribution Warehouses:
   Lincoln, Nebraska                  345,440      Leased  December 31, 2006
   Arlington, Texas                   313,091      Leased  July 31, 2003
   Perrysburg, Ohio                   393,720      Leased  December 31, 2004
   Tampa, Florida                     391,755       Owned
   Yakima, Washington                 507,030       Owned
   Maumelle, Arkansas                 597,253       Owned
   LaCrosse, Wisconsin                591,964       Owned
   Rocklin, California (4)            478,468       Owned
   Rocklin, California                 75,000      Leased  July 31, 2003
   Gainesville, Georgia               481,013       Owned
   Prescott Valley, Arizona           631,485       Owned
   Princeton, Illinois              1,094,756       Owned
   Chicago, Illinois (2)               18,168      Leased  May 31, 2002
   Summit, Illinois (2)                37,236      Leased  February 28, 2017
   Baltimore, Maryland (2)             19,600      Leased  December 31, 2008
   Colorado Springs, Colorado         494,219       Owned
   Wilton, New York                   800,525      Leased  September 1, 2007
   Loxley, Alabama                    798,698      Leased  May 27, 2009
   Brantford, Ontario, Canada (3)     354,000      Leased  March 31, 2006
   Calgary, Alberta, Canada (3)       240,000      Leased  June 30, 2002
   Prince George County, Virginia     798,786       Owned
   Fort Worth, Texas (2)               10,915      Leased  December 31, 2005

Print Shop Facility:
   Downers Grove, Illinois             41,000      Leased  April 30, 2003

Paint Manufacturing Facilities:
   Matteson, Illinois                 371,411       Owned
   Chicago Heights, Illinois          194,000       Owned

(1) This property is leased by our subsidiary Ace Hardware Canada Limited for its corporate office.
 (2) This property is leased for use as a freight consolidation center.
 (3) Our subsidiary, Ace Hardware Canada Limited, leases this property for a distribution warehouse.
     Ace Hardware Canada Limited has exercised an option to terminate the lease for the Calgary Warehouse effective April 30, 2002.
 (4) The Company has entered into an agreement to sell this property and plans to acquire vacant land and construct a larger replacement warehouse.
     In addition to the above, we or our subsidiary, Ace Corporate Stores, Inc., lease 26 retail hardware stores ranging from 13,000 to 25,000 square feet in size located in the following states: Colorado, Georgia,
 Illinois, New Jersey, Oregon, Washington and Wisconsin.
     We also lease a fleet of trucks and equipment for the main purpose of delivering merchandise from our warehouses to our dealers.
Item 3. Legal Proceedings

     In the normal course of our business, we are a party to various legal proceedings. We do not expect that any currently pending proceedings will, individually or in the aggregate, have a material adverse effect on our business, results of operations or financial condition.
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
     The table below shows the number of stockholders of record that we had as of February 15, 2002:
        Title of Class                   Number of Record Holders
        Class A Stock, $1,000 par value          3,680
        Class B Stock, $1,000 par value            523
        Class C Stock, $100 par value            5,145

     Our Company's Articles of Incorporation and By-laws prohibit us from declaring dividends (other than patronage dividends). (Please see the discussion of patronage dividends under Item 1. Business.)
Item 6. Selected Financial Data

SELECTED FINANCIAL DATA

 Income Statement Data:
                                       December 29, December 30, January 1, January 2, December 31,
                                           2001         2000        2000       1999        1997
                                                               (000's omitted)
Net sales                              $2,894,369   $2,945,151   $3,181,802 $3,120,380 $2,907,259
Cost of sales                           2,617,069    2,665,614    2,908,138  2,879,296  2,693,362
Gross profit                              277,300      279,537      273,664    241,084    213,897
Total expenses                            204,231      199,145      181,102    153,124    137,510

Net earnings                           $   73,069      $80,392      $92,562    $87,960    $76,387
                                       ============ ============ ========== ========== ============
Patronage dividends (Notes A, B and C) $   85,109      $86,537      $95,260    $88,022    $76,153
                                       ============ ============ ========== ========== ============
Balance Sheet Data:
                                       December 29, December 30, January 1, January 2, December 31,
                                           2001         2000        2000       1999        1997
                                                               (000's omitted)
Total assets                           $1,168,791   $1,123,810   $1,081,484 $1,047,580 $  977,478
Working capital                           226,326      181,104      180,763    191,926    158,676
Long-term debt                            170,387      105,891      111,895    115,421     96,815
Patronage refund certificates payable,
   long-term                               77,401       68,385       55,257     43,465     49,044
Member dealers' equity                    279,876      284,658      279,963    261,512    245,479

(A)The Company operates as a cooperative organization, and pays patronage dividends to member dealers on earnings derived from business done with such dealers. It is the practice of the Company to distribute substantially all patronage sourced earnings in the form of patronage dividends.

(B)The form in which patronage dividends are to be distributed can only be determined at the end of each year when the amount distributable to each of the member dealers is known. Patronage dividends were payable as listed in the table below.

(C)Refer to Note 5 of the Consolidated Financial Statements beginning on page F-10 of this Form
   10-K.
                                        December 29 December 30 January 1 January 2 December 31
                                            2001        2000       2000      1999       1997
                                                              (000's omitted)
In cash                                    $34,229     $34,764   $38,173   $34,826     $29,943
In patronage refund certificates payable    18,739      18,029    12,249    15,720      13,726
In Class C Stock                            23,284      24,267    21,648    26,170      22,366
In other property                               -           -     10,190        -           -
In patronage financing deductions            8,857       9,477    13,000    11,306      10,118
Total patronage dividends                  $85,109     $86,537   $95,260   $88,022     $76,153
                                        =========== =========== ========= ========= ===========

 Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     The Company's ability to generate cash adequate to meet its needs ("liquidity") results from internally generated funds, short-term lines of credit and long-term financing.
     The Company has an established, unsecured revolving credit facility with a group of banks. The
 Company has unsecured lines of credit of $185.0 million of which $112.4 million was available at
 December 29, 2001. Any borrowings under these lines of credit would bear interest at the prime rate or less. Long-term financing is arranged as determined necessary to meet the Company's capital or other requirements, with principal amount, timing and form dependent on prevailing debt markets and general economic conditions.
     Capital expenditures for new and improved facilities were $51.4, $44.7 and $43.1 million in 2001,
 2000 and 1999, respectively. During 2001, the Company financed the $51.4 million of capital expenditures out of current and accumulated internally generated funds, short-term borrowings and the issuance of long-term debt. Capital expenditures for 2002 are anticipated to be approximately $65.3 million primarily for a new distribution facility, improvements to existing facilities and technology investments.
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
Operations 2001 Compared to 2000

     Consolidated sales decreased 1.7%. Domestic sales increased .7% primarily due to conversions of new stores to the Ace program. Sales to our existing retailer base were flat due to the soft economy and inventory reductions at retail. International sales decreased 35.6% primarily due to a sale of Ace affiliated stores and reduced sales in Canada.
     Gross profit decreased $2.2 million; however increased slightly as a percent of total sales from 9.49% in 2000 to 9.58% in 2001. The decrease resulted primarily due to lower sales and lower cash discounts from reduced merchandise purchases. Higher vendor rebates, paint manufacturing margins and margin from company-owned retail locations offset the gross profit decline and contributed to the increase in gross profit as a percent of sales.
     Warehouse and distribution expenses increased $2.4 million over 2000 and increased as a percent of total sales from 1.10% in 2000 to 1.21% in 2001. Increased utilities and distribution expenses associated with the new Loxley, Alabama distribution facility which was open for a full year in 2001 and the start-up of the Prince George, Virginia distribution facility drove the higher expenses. Higher logistics income partially offset the increased expenses.
     Selling, general and administrative expenses decreased $1.1 million due to continued cost control measures put into place offset by expenses related to the closure of three distribution facilities.
     Retail success and development costs decreased $3.0 million due to continued cost control measures.
 Expenses in this category are directly related to retail support of the Ace retailer. The Company continues to make investments in retail initiatives under our Vision 21 strategy to support Ace retailers.
     Interest expense increased $1.4 million due to higher average borrowing levels during the year partially offset by lower interest rates. The higher borrowing levels result from the completion of the
 Loxley, Alabama and Prince George, Virginia distribution centers, the expansion of the LaCrosse,
 Wisconsin facility and increased retailer dating programs.
     Other income decreased $2.1 million primarily due to a nonrecurring gain on pension plan termination in 2000. 2001 other income includes a write-down of a minority owned investment offset by the gain recognized on the sale of two distribution facilities and higher income realized on non-controlling investments in affiliates.
     Income taxes increased $3.3 million primarily due to deferred taxes recorded on the sale/exchange of two distribution centers.
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
     Selling, general and administrative expenses decreased $395,000 or 0.5% due to continued cost control measures and lower LBM Division costs. Higher information technology costs and expenses associated with opening the Loxley, Alabama distribution facility partially offset these expense decreases and, along with the exclusion of LBM sales in the sales base, account for the increase in general and administrative expenses as a percent of sales.
     Retail success and development expenses increased $14.4 million primarily due to costs associated with operating additional company-owned stores and investments made at retail to support our Vision 21 strategy. As part of this strategy, the Company entered into an agreement with an outside party to co-develop a common retail software platform for our dealers. This resulted in a write-down of prior software development costs which will not contribute to the new system. Increased advertising income partially offset these expense increases. Increases in this category are directly related to retail support of the Ace retailer as the Company continues to make retail investments in our dealer base.
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
Impact of New Accounting Standards

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill
 and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet one of two specified criteria. The statement applies to all business combinations initiated after June
30, 2001. SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. SFAS No. 142 is effective for fiscal periods beginning after December 15, 2001. The Company will implement the pronouncement beginning in the first quarter of fiscal year 2002. The Company estimates that the adoption of this standard will not have a material effect on its financial statements.
     In July 2001, the FASB issued SFAS No. 144. "Accounting for the Impairment or Disposal of Long-
 Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121 on the same topic and the accounting and certain reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of
 Operations-Reporting Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and
 Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as defined in that Opinion). This statement also amends Accounting Research Bulletin No. 51, "Consolidated Financial
 Statements" to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal periods beginning after December 15, 2001. The Company will implement the pronouncement beginning in the first quarter of fiscal year 2002. The Company estimates that the adoption of this standard will not have a material effect on its financial statements.
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
     Interest rate risk is managed through a combination of fixed rate debt and variable rate short-term borrowings with varying maturities. At December 29, 2001, all long-term debt was issued at fixed rates.
     The table below presents principal amounts and related weighted average interest rates by year of maturity for the Company's investments and debt obligations:
                                     2002    2003    2004     2005    2006    Thereafter    Total
                                                        (000's omitted)
Assets:
   Short-term investment-
     fixed rate                        -    $3,474  $1,043      -    $3,125      $9,516    $17,158
   Fixed interest rate                 -     6.96%   5.75%      -     7.98%       6.77%      6.97%

Liabilities:
   Short-term borrowings-
     variable rate                $72,600       -       -       -        -           -     $72,600
   Average variable interest rate   2.58%       -       -       -        -           -       2.58%
   Long-term debt-fixed rate      $ 7,179   $6,412  $6,066 $13,195  $17,857    $126,857   $177,566
   Average fixed interest rate      7.07%    7.07%   7.09%   7.08%    7.09%       7.12%      7.07%

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
     The Company's various currency exposures often offset each other, providing a natural hedge against currency risk. The Company has utilized foreign exchange forward contracts to hedge non-U.S. equity investments. Gains and losses on these foreign currency hedges are included in the basis of the underlying hedged investment. Accumulated other comprehensive loss at December 29, 2001 and December 30,
2000 includes gains of approximately $2.0 million related to previously settled foreign currency contracts. The Company did not have any outstanding foreign exchange forward contracts at December
29, 2001. Settlement of foreign sales and purchases are generally denominated in U.S. currency resulting in limited foreign currency transaction exposure.
Item 8. Financial Statements and Supplementary Data

     Financial statements covered by the report of the Company's independent certified public accountants are listed on Page F-1.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
     None.

PART III

Item 10. Directors and Executive Officers of the Company

     Our directors and executive officers are:

                                                Position(s) Currently Held
           Name               Age    and Business Experience (for the past 5 years)
Jennifer C. Anderson           51   Director since June, 1994; term expires 2003;
                                    President of Davis Lumber and Ace Hardware,
                                    Inc., Davis, California since November, 1985.
Richard F. Baalmann, Jr.       42   Director since June, 1999; term expires 2002;
                                    President of Homart, Inc., Centralia, Illinois since
                                    May, 1988.
Eric R. Bibens II              45   Director since June, 1997; term expires 2003;
                                    President of Bibens Home Center, Inc.,
                                    Springfield, Vermont since 1983.
Michael C. Bodzewski           52   Vice President, Marketing, Advertising, Retail
                                    Development and Company Stores effective
                                    October, 2000; Vice President- Marketing,
                                    Advertising and Retail Operations East effective
                                    October, 1999; Vice President- Sales and
                                    Marketing effective October, 1998; Vice President
                                    - Merchandising effective June, 1990.
Lori L. Bossmann               41   Vice President, Merchandising effective October,
                                    2000; Vice President- Finance effective October
                                    1999; Vice President- Controller effective September,
                                    1997; Controller effective January, 1994.
J. Thomas Glenn                42   Director since June 1996; term expires 2002;
                                    President of Ace Hardware of Chattanooga,
                                    Chattanooga, Tennessee since January, 1990.
Ray A. Griffith                48   Executive Vice President, Retail effective October,
                                    2000; Vice President- Merchandising effective
                                    October, 1998; Vice President- Retail
                                    Development and Marketing effective September,
                                    1997; Director- Retail Operations, Western
                                    Division effective September, 1994.
Daniel L. Gust                 52   Director since June , 1998; term expires 2004;
                                    President of Garden Acres Ace Hardware,
                                    Longmont, Colorado since January, 1991.
D. William Hagan               44   Director since June, 1997; term expires 2003;
                                    President of Hagan Ace Hardware, Orange Park,
                                    Florida since February, 1980.
David F. Hodnik                54   President and Chief Executive Officer effective
                                    January, 1996; President and Chief Operating Officer
                                    effective January 1, 1995.
Paul M. Ingevaldson            56   Senior Vice President - International and Technology
                                    effective September, 1997; Vice President- Corporate
                                    Strategy and International Business effective
                                    September, 1992.
Howard J. Jung                 54   Chairman of the Board and Director since June, 1998;
                                    term expires 2003; Vice President of Ace Hardware
                                    Stores, Inc., Raleigh, North Carolina since June, 1997.
Rita D. Kahle                  45   Executive Vice President effective October, 2000;
                                    Senior Vice President- Wholesale effective
                                    September, 1997; Vice President- Finance effective
                                    January, 1994.
Richard A. Karp                50   Director since June, 2000; term expires 2003;
                                    President, Cole Hardware, San Francisco, California
                                    since June, 1979.
David F. Myer                  56   Senior Vice President, Retail Support and Logistics
                                    effective October, 2000; Vice President- Retail
                                    Support effective September, 1997; Vice President-
                                    Retail Support and New Business effective October,
                                    1994.
Fred J. Neer                   62   Vice President - Human Resources effective April, 1989.
Kenneth L. Nichols             53   Vice President, Retail Operations effective October,
                                    2000; Vice President- Retail Operations West
                                    effective October, 1999; Vice President- New
                                    Business effective October, 1998; Director- Retail
                                    Operations, Eastern Division effective October, 1994.
Richard W. Stine               56   Director since June, 1999; term expires 2002; Vice
                                    President of Stine, Inc., Sulphur, Louisiana since
                                    September, 1976.
David S. Ziegler               46   Director since June 2001; term expires 2004; Vice
                                    President of Z Hardware Company, Elgin, Illinois
                                    since February, 1979.

     Our By-laws provide that our Board shall have between 9 and 12 directors. A minimum of 9 directors must be dealer directors. A maximum of two directors may be non-dealer directors. Non-dealer directors cannot exceed 25% of the total number of directors in office at any one time. Non-dealer directors may (but do not have to be) be shareholders of ours who are in the retail hardware business. Our
 By-laws provide for three classes of directors who are to be elected for staggered 3-year terms, except that one director who would not otherwise be eligible for reelection in 2001 was elected at the 2001 annual meeting of stockholders for a two year term under Article IV, Sections 1 through 3 of our By-laws. On
 January 23, 2001, the Board of Directors passed a resolution reducing the number of directors from eleven to ten effective with the 2001 Annual Stockholders meeting on June 4, 2001.
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
     A geographic breakdown of our current regions for the election of directors at our 2002 annual stockholders meeting to be held on June 3, 2002 appears below:
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
 Region 5 - Colorado, Idaho, Iowa, Kansas, Minnesota, Missouri, Montana, Nebraska, North Dakota,
            South Dakota, Utah, Wyoming;
 Region 6 - Arkansas, Louisiana, Oklahoma, Texas, New Mexico, Arizona;
 Region 7 - Hawaii, California, Nevada, Oregon, Washington, Alaska
     Under the procedure required by our By-laws, the following directors have been selected as nominees for re-election as dealer directors at the 2002 annual stockholders meeting:

Nominee                       Age    Class   Region   Term
Richard F. Baalmann, Jr.       42    Second    4    3 years
J. Thomas Glenn                42    Second    2    3 years
Richard W. Stine               56    Second    6    3 years

The person named below has been selected as a nominee for election to the Board for the first time at the 2002 annual meeting as a dealer director of the class, from the region and for the term indicated:

 Nominee                       Age    Class   Region   Term
Jeffrey M. Schulein            60    Second    7*   3 years

*Jeffrey M. Schulein has been selected as a nominee to replace Jennifer C. Anderson, Region 7, who has announced her intention to resign from the Board for personal reasons effective June 3, 2002.
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
Item 11. Executive Compensation

     Below is information about the cash compensation that we paid to our five highest paid executive officers earning over $100,000 for their services in all capacities to us and our subsidiaries during fiscal years
 2001, 2000 and 1999:

                                  SUMMARY COMPENSATION TABLE
                                                              Long-Term
                               Annual Compensation          Compensation
           Name                                                            (3)
           and                                               (2)        All Other
        Principal                                  (1)    Long-Term      Compen-
         Position               Year  Salary ($) Bonus ($) Payouts ($)  sation ($)
David F. Hodnik                 2001   $649,000  $103,840  $531,474    $ 78,232
President and Chief             2000    630,000    56,700   533,829     117,568
Executive Officer               1999    600,000        -    478,104     187,730

Rita D. Kahle                   2001   $313,000  $121,280  $ 99,843    $ 38,869
Executive Vice President        2000    298,000   103,704    85,921      51,455
                                1999    285,000   128,685    77,826      64,536

Paul M. Ingevaldson             2001   $305,000  $ 72,800  $100,779    $ 31,413
Senior Vice President,          2000    295,000    85,550    89,479      49,013
International and Technology    1999    287,000    99,662    85,242      73,401

Michael C. Bodzewski            2001   $280,500  $ 86,880  $ 91,182    $ 34,036
Vice President, Marketing,      2000    270,500    87,570    79,437      45,382
Advertising, Retail Development 1999    261,000    94,472    73,923      57,346
and Company Stores

David F. Myer                   2001   $278,000  $102,980  $ 86,382    $ 33,651
Senior Vice President,          2000    263,000    80,215    73,967      42,994
Retail Support and Logistics    1999    245,000    92,453    69,180      53,849

(1) The Incentive Compensation Plan covers each of the executive officers. Mr. Hodnik participates only in the retail sales component of the Annual Incentive Plan. The bonus amounts awarded to participants in the Plan are determined in accordance with achievement of individual performance based objectives and achievement of corporate goals. The maximum short-term incentive award for each executive officer is 30% to 40% of their respective salary in 1999 and 35% to 45% of their respective salary in 2000 and 2001. The short-term bonus award becomes payable to each participant as early as practicable at or after the end of the fiscal year.
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
     Deferred benefits are payable over a period of 5 to 20 years. Annual elections are required for the upcoming deferral year by December of the preceding year. Total long-term incentives for the three year period ended in 2001, to be awarded in 2002, were $505,594, $94,434, $86,396, $83,681 and
     $95,392 for Messrs. Hodnik, Ingevaldson, Bodzewski, Myer and Ms. Kahle, respectively.
(3) Includes contributions to the Company's 401-k Savings and Retirement Plan and contributions to the
     Company's Retirement Benefits Replacement Plan. All active employees are eligible to participate in the Company's 401-k Savings and Retirement Plan after one year of service. Those active employees covered by a collective bargaining agreement regarding retirement benefits, which were the subject of good faith bargaining, are not eligible if such agreement does not include them in the plan. For the year 2001, the Company contributed a maximum of 8.9% of each participant's eligible compensation to the 401-k Savings and Retirement Plan (7.9% profit sharing and 1% Company 401-k match). During the year 2001, $15,130 was contributed to the Company's 401-k Savings and
     Retirement Plan by the Company pursuant to the Plan for each of Messrs. Hodnik, Ingevaldson,
     Bodzewski, Myer and Ms. Kahle.
    The Company has also established a Retirement Benefits Replacement Plan covering all executive officers of the Company. This is an unfunded Plan under which the participants therein are eligible to receive retirement benefits equal to the amounts by which the benefits they would otherwise have been entitled to receive under the Company's 401-k Savings and Retirement Plan may be reduced by reason of the limitations on contributions and benefits imposed by any current or future provisions of the U.S.
     Internal Revenue Code or other federal legislation. During the year 2001, amounts contributed to the
     Company's Retirement Benefits Replacement Plan were $63,102 for Mr. Hodnik, $16,283 for
     Mr. Ingevaldson, $18,906 for Mr. Bodzewski, $18,251 for Mr. Myer and $23,739 for Ms. Kahle.
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
     Messrs. Hodnik and Ingevaldson are employed under contracts, each commencing January 1, 2001 for respective terms of two years, through December 31, 2002. Ms. Kahle and Mr. Myer are employed under contracts, each commencing January 1, 2002 for respective terms of two years, through December 31,
 2003. Mr. Bodzewski is employed under a contract commencing April 1, 2002 for a term of two years, terminating March 31, 2004. The contracts provide for annual compensation effective January 1, 2002 of
 $665,000, $305,000, $327,000, $290,000 and $288,000, respectively, or such increased amount, if any, as shall be approved by the Board of Directors. If an executive's employment is terminated without cause, each contract provides for continuing salary payments for the balance of the current contract term, with the minimum period for these payments being 6 months (12 months in the case of Mr. Hodnik).
     The Company also maintained a Pension Plan which was established December 31, 1970. The Plan was closed to new entrants on December 31, 1995. Pension Plan benefit accruals were frozen as of
 February 29, 2000. The Company terminated the Pension Plan effective April 30, 2000. All active employees were eligible to participate in this Plan on the first January 1 that they were working for the
 Company. Those active employees covered by a collective bargaining agreement regarding retirement benefits which were the subject of good faith bargaining were not eligible if such agreement did not include them in the plan. The Plan provided benefits at retirement at or after age 65 determined under a formula which took into account 60% of a participant's average base pay (including overtime) during the
 5 highest consecutive calendar years of employment and years of service prior to age 65, and under which an offset was applied for the straight life annuity equivalent of the vested portion of the participant in the amount of benefits provided for them by the Company under the Profit Sharing Plan.
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

     The amounts shown above represent straight life annuity amounts. Maximum benefits from the
 Pension Plan were attained after 30 years of service and attainment of age 65. The compensation covered by the Pension Plan consisted of base compensation (exclusive of bonuses and non-recurring salary or wage payments) not to exceed $170,000 of such total remuneration paid to a participant during any plan year. Remuneration and yearly benefits under the Plan were limited, and subject to adjustment, under
 Sections 415(d) and 401(a)17 of the U.S. Internal Revenue Code. The amount of covered compensation under the Pension Plan, therefore was $170,000 for each Executive Officer named in the Compensation table. Upon termination of the plan, the credited years of service under the Pension Plan for the currently employed executive officers named in the compensation table were as follows: David F. Hodnik - 27 years;
 Paul M. Ingevaldson - 20 years; Michael C. Bodzewski - 22 years; David F. Myer - 18 years and Rita D.
 Kahle - 14 years.
Compensation Committee Report

     The Compensation Committee is responsible for approving the compensation programs, plans and guidelines for all Corporate and Company Officers, and administering the Company's Executive Incentive
 Plans. Our decisions are based on our understanding of Ace's business and its long-term strategies, as well as our knowledge of the capabilities and performance of the Company and of the executives. We stress long-term measured results, focus on team work, accepting prudent risks and are strongly committed to fulfilling retailer and consumer needs.
     We believe that our retailers (shareholders) are best served by managing the Company with a long-term perspective while striving to deliver consistently good year-end results. Therefore, the Company's
 Executive Compensation Program and Officer Incentive Plan has been designed to attract, retain and reward superior talent that will produce positive results and enhance Ace's position in the highly competitive hardware and home improvement marketplace. The Company is led by exceptional leaders, many of them long-term Ace employees; while others bring experiences from outside of Ace.
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
     The Committee believes that special leadership competencies and sensitivities are required to balance the unique relationship between and among the Company, its employees, retailers, customers and vendors. Therefore, we go beyond a simple evaluation of competitive salary information and
 Company financial results in making compensation decisions.
     Our Committee annually establishes an executive's base salary, based on evaluation of the executive's level of responsibility and individual performance considered in light of competitive pay practices. We gage Executive performance in developing and executing corporate strategies; leading and developing people; initiating and leading change; passion for retail success; balancing the many relationships within and outside the Ace family; and leading and coordinating with others, programs which impact the
 Company and retailer performance.
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
 At risk compensation represents a major portion of the President and CEO's total compensation package. The President and CEO's compensation includes a competitive base salary, a significant long-term incentive award to maintain our commitment to long-term company performance and shareholder return and a retail sales award.
Compensation of Directors

     Effective January 1, 2001, each member of the Board of Directors (other than the Chairman of the
 Board) receives a monthly fee of $2,917 for their services, which was increased to $3,083 per month effective
 January 1, 2002. Each member of the Board of Directors (other than the Chairman of the Board) also receives $1,500 per Board of Directors meeting attended. In addition, each Board of Director Committee
 Chairperson receives $1,000 per meeting chaired. Mr. Jung is paid an annual fee of $153,000 in his capacity as Chairman of the Board.
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
     Each member of the Board is also reimbursed for the amount of travel and lodging expenses incurred in attending meetings of the Board and of the Committees of the Board. The expenses incurred by them in attending the semi-annual conventions and exhibits which the Company sponsors are also paid by the
 Company. Each member of the Board is also paid $300 per diem compensation for special committee meetings and nominating committee regional trips attended.
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
     The table below shows the shares of our Class B and Class C Stock that is held (directly or indirectly), by our directors, officers and nominees for directorships as of February 15, 2002:

                                            Class B Stock Owned    Class C Stock Owned
                                            Number     Percent      Number     Percent
                                           of Shares   of Class   of Shares   of Shares
Jennifer C. Anderson                           4        ..191         3,881       .150
Richard F. Baalmann, Jr.                       4        ..191         3,615       .140
Eric R. Bibens II                              -          -          1,143       .044
J. Thomas Glenn                                4        ..191        10,699       .414
Daniel L. Gust                                 -          -            509       .020
D. William Hagan                               -          -          1,637       .063
Howard J. Jung                                 -          -            620       .024
Richard A. Karp                                -          -          4,816       .186
Richard W. Stine                               4        ..191         9,635       .373
David S. Ziegler                               -          -         10,141       .392
Jeffrey M. Schulein                            -          -          8,138       ..315
All above directors and officers as a group   16        ..764        54,834      2.121
                                           =========   ========   =========   =========

      We are not aware of any contracts or securities pledges that may result in a change in control of our
 Company at a later date.
Item 13. Certain Relationships and Related Transactions

     The term "owner" as used in this section pertains to owners of our shares. It includes both those who are named as owners of shares on our corporate books and records, as well as those who are not named as owners of record, but for whose benefit someone else is holding the shares. No director, executive officer or shareholder whom we know to be the owner of more than five percent of any class of our voting securities or any member of their immediate families had during fiscal year 2001 or is currently expected to have any significant interest (whether direct or indirect) in any transaction over
 $60,000 with us, except that those of our directors who are also Ace Hardware dealers purchased merchandise and services from us and participated in our programs for their stores, including but not limited to our lending programs, in the ordinary course of business. None of these directors received special terms in connection with these transactions (including, but not limited to our lending programs) or any benefits that were not available to the other cooperative members that we supply.

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
     (b) Reports on Form 8-K
         No Form 8-K was filed during the fourth quarter of fiscal 2001.
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

  Signatures                                 Title                                Date

HOWARD J. JUNG                         Chairman of the Board                  March 22, 2002
Howard J. Jung                         and Director

DAVID F. HODNIK                        President and Chief                    March 22, 2002
David F. Hodnik                        Executive Officer

RITA D. KAHLE                          Executive Vice President               March 22, 2002
Rita D. Kahle                          (Principal Financial and
                                       Accounting Officer)

Jennifer C. Anderson, Richard F.
Baalmann, Jr., Eric R. Bibens II,          Directors
J. Thomas Glenn, Daniel L. Gust,
D. William Hagan, Richard A. Karp,
Richard W. Stine, and David S. Ziegler

*By: DAVID F. HODNIK                                                          March 22, 2002
     David F. Hodnik

*By: RITA D. KAHLE                                                            March 22, 2002
     Rita D. Kahle

*Attorneys-in-fact

               INDEX TO EXHIBITS
   Exhibits
   Enclosed                           Description
21             21 Subsidiaries of the Registrant.

23             23 Consent of KPMG LLP.

24             24 Powers of Attorney.

   Exhibits
 Incorporated
 by Reference                         Description
3-A            Copy of Restated Certificate of Incorporation of the Registrant, as amended through June 3, 1996, filed as Exhibit 3-A to Post-Effective Amendment No. 6 to the Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or
               about March 22, 2001 and incorporated herein by reference.

3-B            Copy of By-laws of the Registrant as amended through January 26, 2002 included as Appendix A to the Prospectus constituting a part of the Registrant's Form S-2
               Registration Statement filed on or about March 22, 2002 and incorporated herein by reference.

4-A            Specimen copy of Class B Stock certificate as revised as of November, 1984 filed as
               Exhibit 4-A to Post-Effective Amendment No. 2 to the Registrant's Form S-1
               Registration Statement (Registration No. 2-82460) on or about March 15, 1985 and incorporated herein by reference.

4-B            Specimen copy of Patronage Refund Certificate as revised in 1988 filed as Exhibit
               4-B to Post-Effective Amendment No. 2 to the Registrant's Form S-1 Registration
               Statement (Registration No. 33-4299) on or about March 29, 1988 and incorporated herein by reference.

4-C            Specimen copy of Class A Stock certificate as revised in 1987 filed as Exhibit 4-C to Post-Effective Amendment No. 2 to the Registrant's Form S-1 Registration
               Statement (Registration No. 33-4299) on or about March 29, 1988 and incorporated herein by reference.

4-D            Specimen copy of Class C Stock certificate filed as Exhibit 4-I to the Registrant's
               Form S-1 Registration Statement (Registration No. 2-82460) on or about March 16,
               1983 and incorporated herein by reference.

4-E            Copy of current standard form of Subscription for Capital Stock Agreement to be used for dealers to subscribe for shares of the Registrant's stock in conjunction with new membership agreements submitted to the Registrant filed as Exhibit 4-E to the Registrant's Form S-2 Registration Statement filed on or about March 22, 2002
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

4-G            Copy of LBM Retailer Incentive Pool Plan adopted on December 8, 1999 by the
               Board of Directors of the Registrant filed as Exhibit 4-G to Post-Effective
               Amendment No. 5 to the Registrant's Form S-2 Registration Statement
               (Registration No. 33-58191) filed on or about March 15, 2000 and incorporated herein by reference.

10-A           Copy of Ace Hardware Corporation Retirement Benefits Replacement Plan Restated
               and Adopted December 7, 1993, consolidated and refiled with First, Second, Third and
               Fourth Amendments filed as Exhibit 10-A to the Registrant's Form S-2 Registration
               Statement on or about March 22, 2002 and incorporated herein by reference.

10-B           Copy of Ace Hardware Corporation Directors' Deferral Option Plan Amended and
               Restated as of January 1, 1997 (for years 1995-2001), consolidated and refiled with First and Second Amendments filed as Exhibit 10-B to the Registrant's Form S-2 Registration
               Statement on or about March 22, 2002 and incorporated herein by reference.

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

10-E           Copy of Ace Hardware Corporation Restated Officer Incentive Plan effective
               January 1, 1999 consolidated and refiled with First, Second and Third Amendments filed as Exhibit 10-E to the Registrant's Form S-2 Registration Statement on or about
               March 22, 2002 and incorporated herein by reference.

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
               No. 33-46449) on or about March 23, 1992 and incorporated herein by reference.

   Exhibits
 Incorporated
 by Reference                         Description
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
 by Reference                         Description
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

10-V           Copy of Ace Hardware Corporation Long-Term Compensation Deferral Option
               Plan effective January 1, 1995 consolidated and refiled with First, Second and
               Third Amendments filed as Exhibit 10-V to the Registrant's Form S-2 Registration
               Statement on or about March 22, 2002 and incorporated herein by reference.

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
 by Reference                         Description
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

10-a-5         Copy of First Amendment to Ace Hardware Corporation Directors' Deferral
               Option Plan (effective January 1, 2001) adopted December 5, 2001 and effective
               January 1, 2002 filed as Exhibit 10-a-5 to the Registrant's Form S-2 Registration
               Statement on or about March 22, 2002 and incorporated herein by reference.

10-a-6         Copy of Lease Agreement dated May 27, 1999 for the Registrant's project facility in Loxley, Alabama filed as Exhibit 10-a-9 to Post-Effective Amendment No. 5 to
               Registrant's Form S-2 Registration Statement (Registration No. 33-58191) on or
               about March 15, 2000 and incorporated herein by reference.

10-a-7         Copy of current standard form of Industrial Distributor Agreement filed as
               Exhibit 10-a-7 to the Registrant's Form S-2 Registration Statement filed on or about March 22, 2002 and incorporated herein by reference.

10-a-8         Copy of First Amendment to Ace Hardware Corporation Long-Term Incentive
               Compensation Deferral Option Plan (effective January 1, 2000) adopted
               December 5, 2001 and effective January 1, 2002 filed as Exhibit 10-a-8 to the
               Registrant's Form S-2 Registration Statement on or about March 22, 2002 and incorporated herein by reference.

10-a-9         Copy of Lease dated October 19, 2001 for the Registrant's freight consolidation center in Baltimore, Maryland filed as Exhibit 10-a-9 to the Registrant's Form S-2 Registration
               Statement on or about March 22, 2002 and incorporated herein by reference.

10-a-10        Copy of Amendment dated April 24, 2001 to Note Purchase and Private Shelf
               Agreement dated as of September 27, 1991, and Restated Note Purchase and Private
               Shelf Agreement dated as of August 23, 1996 with The Prudential Insurance
               Company of America filed as Exhibit 10-a-10 to the Registrant's Form S-2 Registration
               Statement on or about March 22, 2002 and incorporated herein by reference.

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
               Amendment No. 6 to the Registrant's Form S-2 Registration Statement
               (Registration No. 33-58191) on or about March 22, 2001 and incorporated herein by reference.

10-a-16        Copy of Lease dated June 30, 2000 for the Registrant's supplemental warehouse space in Rocklin, California filed as Exhibit 10-a-16 to the Registrant's Form S-2
               Registration Statement on or about March 22, 2002 and incorporated herein by reference.

10-a-17        Copy of Lease dated January 16, 2002 for the Registrant's freight consolidation center in Summit, Illinois filed as Exhibit 10-a-17 to the Registrant's Form S-2
               Registration Statement on or about March 22, 2002 and incorporated herein by reference.

10-a-18        Copy of Amendment dated September 10, 2001 to Note Purchase and Private
               Shelf Agreement dated as of September 27, 1991, and Restated Note Purchase and
               Private Shelf Agreement dated as of August 23, 1996 with The Prudential
               Insurance Company of America filed as Exhibit 10-a-18 to the Registrant's Form S-
               2 Registration Statement on or about March 22, 2002 and incorporated herein by reference.

10-a-19        Copy of Note Purchase Agreement dated April 15, 2001 for the issuance and sale of up to $100,000,000 of Senior Notes, under which $70,000,00 of 7.27% Senior
               2001-A Notes with a maturity date of April 30, 2013 have been sold to various purchasers filed as Exhibit 10-a-19 to the Registrant's Form S-2 Registration
               Statement on or about March 22, 2002 and incorporated herein by reference.

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

     As of the date of the Report mentioned above, proxy soliciting materials for our 2002 annual meeting have not been sent to our shareholders. Copies of proxy soliciting materials will be sent to our shareholders and furnished to the Securities and Exchange Commission at a later date.

Item 14(a). Index to Consolidated Financial Statements and Financial Statement Schedules
                                                                                        Page
Independent Auditors' Report                                                            F-2

Consolidated Balance Sheets at December 29, 2001 and December 30, 2000                  F-3

Consolidated Statements of Earnings and Consolidated Statements of
Comprehensive Income for each of the years in the three-year period
ended December 29, 2001                                                                 F-5

Consolidated Statements of Member Dealers' Equity for each of the years in the
three-year period ended December 29, 2001                                               F-6

Consolidated Statements of Cash Flows for each of the years in the three-year
period ended December 29, 2001                                                          F-7

Notes to Consolidated Financial Statements                                              F-8

     All schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or the required information is included in the consolidated financial statements or the notes thereto.

INDEPENDENT AUDITORS' REPORT

The Board of Directors
 Ace Hardware Corporation:
     We have audited the accompanying consolidated balance sheets of Ace Hardware Corporation and subsidiaries as of December 29, 2001 and December 30, 2000 and the related consolidated statements of earnings, comprehensive income, member dealers' equity and cash flows for each of the years in the three-year period ended December 29, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ace Hardware Corporation and subsidiaries as of December 29, 2001 and December 30, 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 29, 2001 in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP
Chicago, Illinois
 January 28, 2002

                                    ACE HARDWARE CORPORATION
                                   CONSOLIDATED BALANCE SHEETS
                              December 29, 2001 and December 30, 2000

                                              ASSETS

                                                           December 29,     December 30,
                                                              2001             2000
                                                                  (000's omitted)

Current assets:
   Cash and cash equivalents                               $    25,213      $    24,644

   Short-term Investments                                       17,158           12,772

   Receivables:
      Trade                                                    308,390          316,339
      Other                                                     63,064           59,090
                                                               371,454          375,429

      Less allowances for doubtful receivables                  (2,419)          (2,458)

            Net receivables                                    369,035          372,971

   Inventories (Note 2)                                        412,568          395,565

   Prepaid expenses and other current assets                    16,295           15,105

            Total current assets                               840,269          821,057

Property and equipment (Note 10):
   Land                                                         15,466           16,791
   Buildings and improvements                                  232,015          211,024
   Warehouse equipment                                         100,676           90,250
   Office equipment                                            111,175           99,560
   Manufacturing equipment                                      15,197           14,590
   Transportaion equipment                                      16,345           16,888
   Leasehold improvements                                       17,575           17,445
   Construction in progress                                         -             2,054
                                                               508,449          468,602
      Less accumulated depreciation and amortization          (220,942)        (206,712)

             Net property and equipment                        287,507          261,890

Other assets                                                    41,015           40,863

                                                           $ 1,168,791      $ 1,123,810
                                                           ============     ============

                See accompanying notes to consolidated financial statements.

                                     ACE HARDWARE CORPORATION
                                    CONSOLIDATED BALANCE SHEETS
                              December 29, 2001 and December 30, 2000

                               LIABILITIES AND MEMBER DEALERS' EQUITY

                                                           December 29,     December 30,
                                                              2001             2000
                                                                  (000's omitted)

Current liabilities:
   Current installment of long-term debt (Note 4)          $     7,179      $     6,904
   Short-term borrowings (Note 3)                               72,600           81,500
   Accounts payable                                            409,789          448,766
   Patronage dividends payable in cash (Note 5)                 34,229           34,764
   Patronage refund certificates payable (Note 5)                9,084            4,795
   Accrued expenses                                             81,062           63,224

      Total current liabilities                                613,943          639,953

Long-term debt (Note 4)                                        170,387          105,891
Patronage refund certificates payable (Note 5)                  77,401           68,385
Other long-term liabilities                                     27,184           24,923

      Total liabilities                                        888,915          839,152

Member dealers' equity (Notes 5 and 8):
   Class A Stock of $1,000 par value                             3,693            3,783
   Class B Stock of $1,000 par value                             6,499            6,499
   Class C Stock of $100 par value                             260,224          250,480
   Class C Stock of $100 par value, issuable to dealers
     for patronage dividends                                    23,284           24,267
   Additional stock subscribed, net                                303              351
   Retained deficit                                            (17,591)          (5,551)
   Contributed capital                                          13,485           13,485
   Accumulated other comprehensive loss                         (1,239)            (162)

                                                               288,658          293,152
Less: Treasury stock, at cost                                   (8,782)          (8,494)

      Total member dealers' equity                             279,876          284,658

Commitments (Notes 6 and 10)
                                                           $ 1,168,791      $ 1,123,810
                                                           ============     ============

                See accompanying notes to consolidated financial statements.

                                          ACE HARDWARE CORPORATION
                        CONSOLIDATED STATEMENTS OF EARNINGS

                                                                     Year Ended

                                                      December 29,  December 30,  January 1,
                                                          2001          2000         2000
                                                                  (000's omitted)

Net sales                                             $ 2,894,369   $ 2,945,151   $3,181,802
Cost of sales                                           2,617,069     2,665,614    2,908,138

    Gross profit                                          277,300       279,537      273,664

Operating expenses:
    Warehouse and distribution                             34,915        32,496       28,122
    Selling, general and administrative                    86,277        87,368       87,763
    Retail success and development                         68,523        71,558       57,149
       Total operating expenses                           189,715       191,422      173,034

         Operating income                                  87,585        88,115      100,630

Interest expense (Note 12)                                (23,156)      (21,803)     (16,651)
Other income, net                                          12,058        14,207       10,416
Income taxes (Note 7)                                      (3,418)         (127)      (1,833)

            Net earnings                              $    73,069   $    80,392   $   92,562
                                                      ============  ============  ===========

Retained earnings (deficit) at beginning of year      $    (5,551)  $       594   $    3,292
Net earnings                                               73,069        80,392       92,562
Patronage dividends (Note 5)                              (85,109)      (86,537)     (95,260)

Retained earnings (deficit) at end of year            $   (17,591)  $    (5,551)  $      594
                                                      ============  ============  ===========

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                    Year Ended

                                                      December 29,  December 30,  January 1,
                                                          2001          2000         2000
                                                                  (000's omitted)

Net earnings                                          $    73,069   $    80,392   $   92,562
Unrealized gains on securities                                129           458           -
Foreign currency translation, net                          (1,206)         (911)       1,109

     Comprehensive income                             $    71,992   $    79,939   $   93,671
                                                      ============  ============  ===========

             See accompanying notes to consolidated financial statements.

                                                     ACE HARDWARE CORPORATION
                                                      CONSOLIDATED STATEMENTS OF MEMBER DEALERS' EQUITY
                                                     Three Years Ended December 29, 2001 (000's Omitted)

                                                                             Class C Stock
                                                                              Issuable to                                      Accumulated
                                                                              Dealers for Additional  Retained                   Other
                                                Class A  Class B   Class C    Patronage     Stock     Earnings   Contributed Comprehensive   Treasury
                                                 Stock    Stock     Stock     Dividends   Subscribed* (deficit)    Capital   Income/(loss)    Stock        Total
Balance at January 2, 1999                      $3,846   $6,499   $226,571    $26,170      $  471       $3,292     $3,295       $(818)       $(7,814)    $261,512
   Net earnings                                     -        -          -          -           -        92,562         -           -              -        92,562
   Net payments on subscriptions                    -        -          -          -        1,531           -          -           -              -         1,531
   Patronage financing deductions                   -        -          -        (847)         -            -          -           -              -          (847)
   Stock issued                                    238       -      26,616    (25,323)     (1,504)          -          -           -              -            27
   Stock repurchased                                -        -          -          -           -            -          -           -         (12,509)     (12,509)
   Stock retired                                  (228)      -     (11,961)        -           -            -          -           -          12,189           -
   Patronage dividends issuable                     -        -          -      21,648          -            -      10,190          -              -        31,838
   Patronage dividends payable                      -        -          -          -           -       (95,260)        -           -              -       (95,260)
   Accumulated other comprehensive income (loss)    -        -          -          -           -            -          -        1,109             -         1,109
Balance at January 1, 2000                       3,856    6,499    241,226     21,648         498          594     13,485         291         (8,134)     279,963
   Net earnings                                     -        -          -          -           -        80,392         -           -              -        80,392
   Net payments on subscriptions                    -        -          -          -        1,830           -          -           -              -         1,830
   Patronage financing deductions                   -        -          -        (158)         -            -          -           -              -          (158)
   Stock issued                                    234       -      23,391    (21,490)     (1,977)          -          -           -              -           158
   Stock repurchased                                -        -          -          -           -            -          -           -         (14,804)     (14,804)
   Stock retired                                  (307)      -     (14,137)        -           -            -          -           -          14,444           -
   Patronage dividends issuable                     -        -          -      24,267          -            -          -           -              -        24,267
   Patronage dividends payable                      -        -          -          -           -       (86,537)        -           -              -       (86,537)
   Accumulated other comprehensive income (loss)    -        -          -          -           -            -          -         (453)            -          (453)
Balance at December 30, 2000                     3,783    6,499    250,480     24,267         351       (5,551)    13,485        (162)        (8,494)     284,658
   Net earnings                                     -        -          -          -           -        73,069         -           -              -        73,069
   Net payments on subscriptions                    -        -          -          -        1,479           -          -           -              -         1,479
   Patronage financing deductions                   -        -          -      (1,324)         -            -          -           -              -        (1,324)
   Stock issued                                    170       -      24,202    (22,943)     (1,527)          -          -           -              -           (98)
   Stock repurchased                                -        -          -          -           -            -          -           -         (15,006)     (15,006)
   Stock retired                                  (260)      -     (14,458)        -           -            -          -           -          14,718           -
   Patronage dividends issuable                     -        -          -      23,284          -            -          -           -              -        23,284
   Patronage dividends payable                      -        -          -          -           -       (85,109)        -           -              -       (85,109)
   Accumulated other comprehensive income (loss)    -        -          -          -           -            -          -       (1,077)            -        (1,077)
Balance at December 29, 2001                    $3,693   $6,499   $260,224    $23,284      $  303     $(17,591)   $13,485     $(1,239)       $(8,782)    $279,876
                   =======  =======  =========   ========     =======    =========   ========    ========      =========   =========

*Additional stock subscribed is comprised of the following amounts at January 1, 2000, December 30, 2000 and December 29, 2001:

                                                            1999      2000      2001
                                Class A Stock            $  118    $   41    $   94
                                Class B Stock                -         -         -
                                Class C Stock             1,452       975       977
                                                          1,570     1,016     1,071
                                Less unpaid portion       1,072       665       768
                                                         $  498    $  351    $  303
                                                         ======    ======    ======

                                    See accompanying notes to consolidated financial statements.

                                    ACE HARDWARE CORPORATION
                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Year Ended
                                                              December 29,      December 30,      January 1,
                                                                  2001              2000             2000
                                                                              (000's Omitted)
    Operating Activities:
    Net Earnings                                              $    73,069       $   80,392        $  92,562
    Adjustments to reconcile net earnings
    to net cash provided by operating activities:
       Depreciation and amortization                               29,221           32,273           23,396
       Gain on sale of property and equipment, net of
         deferred taxes of $1,681                                  (3,264)              -                -
       Decrease (increase) in accounts receivable, net              3,936           (2,092)          26,095
       Increase in inventories                                    (17,003)         (22,475)         (38,685)
       Decrease (increase) in prepaid expenses
 and other current assets                                (1,334)          (1,764)           1,805
       Decrease in accounts payable and accrued expenses          (21,139)          (7,497)          (1,101)
       Increase in other long-term liabilities                      2,261            2,523            3,718

          Net Cash Provided by Operating Activities                65,747           81,360          107,790
    Investing Activities:
       Purchase of short-term investments                          (4,386)         (12,314)              -
       Purchase of property and equipment                         (51,430)         (44,649)         (43,074)
       Proceeds from sale of property and equipment                    -             9,664              349
       Increase in other assets                                    (1,229)         (12,200)         (21,160)

          Net Cash Used in Investing Activities                   (57,045)         (59,499)         (63,885)
    Financing Activities:
       Proceeds (payments) of short-term borrowings                (8,900)          31,631           24,869
       Proceeds from issuance of long-term debt                    70,000               -                -
       Payments on long-term debt                                  (5,229)          (3,167)          (6,892)
       Payment of cash portion of patronage dividend              (34,764)         (38,173)         (34,826)
       Payments of patronage refund certificates and
         patronage financing deductions                           (15,713)          (9,956)         (34,557)
       Proceeds from sale of common stock                           1,479            1,830            1,531
       Repurchase of common stock                                 (15,006)         (14,804)         (12,509)

          Net Cash Used in Financing Activities                    (8,133)         (32,639)         (62,384)
    Increase (decrease) in Cash and Cash Equivalents                  569          (10,778)         (18,479)
    Cash and Cash Equivalents at beginning of year                 24,644           35,422           53,901
    Cash and Cash Equivalents at end of year                  $    25,213       $   24,644        $  35,422
             ============      ===========       ==========
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
    (g)  Foreign Currency Translation
     Substantially all assets and liabilities of foreign operations are translated at the rate of exchange in effect at the balance sheet date while revenues and expenses are translated at the average monthly exchange rates prevailing during the year. The Company has utilized foreign exchange forward contracts to hedge non-U.S. equity investments. Gains and losses on these foreign hedges are included in the basis of the underlying hedged investment. Accumulated other comprehensive loss at December 29, 2001 and
December 30, 2000 includes gains of $2.0 million related to previously settled foreign currency contracts.
Foreign currency translation adjustments, net of gains on foreign exchange contracts, are reflected in the accompanying Consolidated Statements of Comprehensive Income for 2001, 2000 and 1999. The
Company did not have any outstanding foreign exchange forward contracts at December 29, 2001 or
December 30, 2000.
    (h)  Financial Instruments
     The carrying value of assets and liabilities that meet the definition of a financial instrument included in the accompanying Consolidated Balance Sheets approximates fair value.
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
    (j)  Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
    (k)  Fiscal Year
     The Company's fiscal year ends on the Saturday nearest December 31st. Accordingly, 2001, 2000 and 1999 ended on December 29, 2001, December 30, 2000 and January 1, 2000, respectively.
    (l)  Reclassifications
     Certain financial statement reclassifications have been made to prior year amounts to conform to comparable classifications followed in 2001.
(2) Inventories
     Inventories consist primarily of merchandise inventories. Substantially all of the Company's domestic inventories are valued on the last-in, first-out (LIFO) method; the excess of replacement cost over the
LIFO value of inventory was approximately $57,809,000 and $62,502,000 at December 29, 2001 and
December 30, 2000, respectively. Indirect costs, consisting primarily of warehousing costs, are absorbed as inventory costs rather than period costs.
(3) Short-Term Borrowings
     Short-term borrowings were utilized during 2001 and 2000. The maximum amount outstanding at any month-end during the period was $128.0 million in 2001 and $147.0 million in 2000. The weighted average interest rate effective as of December 29, 2001 and December 30, 2000 was 2.58% and 7.18%,
respectively. Short-term borrowings outstanding as of December 29, 2001 and December 30, 2000 were
$72.6 and $81.5 million, respectively. At December 29, 2001 the Company has available a revolving credit facility with a group of banks providing for $175.0 million in committed lines and also has available $10.0 million in uncommitted lines. The aggregate unused line of credit available at December 29, 2001 and
December 30, 2000 was $112.4 million and $108.5 million, respectively. At December 29, 2001 the
Company had no compensating balance requirements.

(4) Long-Term Debt
    Long-term debt is comprised of the following:

                                                                    December 29, December 30,
                                                                        2001         2000
                                                                         (000's Omitted)
Notes Payable:
   $20,000,000 due in quarterly installments of $540,500
      with interest payable quarterly at a fixed rate of 8.74%      $    3,784   $    5,946
   $30,000,000 due in semi-annual installments of $2,000,000
      with interest payable quarterly at a fixed rate of 6.47%          26,000       30,000
   $20,000,000 due in quarterly installments of $714,300
      commencing September 15, 2004 with interest payable quarterly
      at a fixed rate of 7.49%                                          20,000       20,000
   $30,000,000 due in annual installments of $6,000,000
      commencing March 25, 2005 with interest payable quarterly
      at a fixed rate of 7.55%                                          30,000       30,000
   $25,000,000 due in annual installments of $5,000,000
      commencing February 9, 2006 with interest payable quarterly
      at a fixed rate of 6.61%                                          25,000       25,000
   $70,000,000 due in annual installments of $14,000,000
      commencing April 30, 2009 with interest payable semi-annually
      at a fixed rate of 7.27%                                          70,000           -
Other long term debt                                                        28           83
Installment notes with maturities through 2005 with various
      interest rates                                                     2,754        1,766
                                                                       177,566      112,795
Less current installments                                               (7,179)      (6,904)
                                                                    $  170,387   $  105,891
                                                                    ===========  ===========

     Aggregate maturities of long-term debt are $7,179,000, $6,412,000, $6,066,000, $13,195,000 and
$17,857,000 in 2002 through 2006, respectively, and $126,857,000 thereafter.
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

     The patronage dividend composition for 2001, 2000 and 1999 follows:

                   Subordinated Class           Patronage    Total
            Cash     Refund      C     Other   Financing  Patronage
          Portion Certificates Stock  Property Deductions Dividends
                               (000's Omitted)
2001      $34,229    $18,739  $23,284 $    -   $   8,857  $  85,109
2000       34,764     18,029   24,267      -       9,477     86,537
1999       38,173     12,249   21,648  10,190     13,000     95,260
     Patronage dividends are allocated on a fiscal year basis with issuance in the following year.

     The patronage refund certificates outstanding or issuable at December 29, 2001 are payable as follows:

                                                   Interest
             January 1,           Amount             Rate
                            (000's omitted)

            2002               $  9,084             6.25%
            2003                 13,319             6.00
            2004                 15,297             6.00
            2005                 12,449             6.25
            2006                 17,597             6.50
            2007                 18,739             6.00

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
Benefits in these plans are based on years of service, highest average compensation (as defined)
and the related profit sharing and primary social security benefit. Contributions to the plans are based on the Entry Age Normal, Frozen Initial Liability actuarial funding method and are limited to amounts that are currently deductible for tax reporting purposes. As of December 29, 2001 plan assets in the
Employees' Retirement Income Plan and Trust were held primarily in equities, mutual funds and group annuity contracts.

     Pension expense for 2001, 2000 and 1999 included the following components:

                                                December 29, December 30, January 1,
                                                   2001         2000        2000
                                                          (000's omitted)
Service cost - benefits earned during the
   period                                        $   41       $  52        $  309
Interest cost on projected benefit obligation       116         112           399
Expected return on plan assets                     (123)       (115)         (733)
Net amortization and deferral                        -          (31)          125
Gain on curtailment                                 (58)         -             -

Net periodic pension expense (income)            $  (24)      $  18        $  100
                                               ============ ============ ==========

     The following table sets forth the funded status of the plans and amounts recognized in the Company's
Consolidated Balance Sheets at December 29, 2001 and December 30, 2000:

                                                    December 29,  December 30,
                                                       2001          2000
                                                        (000's omitted)
Change in benefit obligation:

   Benefit obligation at beginning of year           $  1,656      $  5,412
   Service cost                                            41            52
   Interest cost                                          116           112
   Actuarial losses (gains)                                91          (119)
   Curtailment and settlements                           (141)           -
   Benefits paid                                          (49)       (3,801)

Benefit obligation at end of year                       1,714         1,656

Change in plan assets:

   Fair value of plan assets at beginning of year       1,560        10,293
   Actual return on plan assets                            91            29
   Employer contribution (reversion)                       43        (4,961)
   Benefits paid                                          (49)       (3,801)

Fair value of plan assets at end of year                1,645         1,560

   Funded status                                          (69)          (96)
   Unrecognized transition asset                            6           (65)
   Unamortized prior service cost                          (4)         (581)
   Unrecognized net actuarial losses (gains)               78           688

Prepaid (accrued) pension cost                       $     11      $    (54)
                                                   ============  ============

     The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.25% in 2001 and 7.50% in 2000. The related expected long-term rate of return was 8.0% in 2001 and 2000. The rate of increase in future compensation was projected using actuarial salary tables plus 1.0% in 2001 and 2000.
     The Company also participates in several multi-employer plans covering union employees. Amounts charged to expense and contributed to the plans totaled approximately $212,000, $222,000 and $233,000 in 2001, 2000 and 1999, respectively.

     The Company's profit sharing plan contribution for 2001, 2000 and 1999 was approximately
$14,253,000, $14,586,000 and $15,071,000, respectively.
(7) Income Taxes
     As a cooperative, the Company distributes substantially all of its patronage sourced earnings to its members in the form of patronage dividends. The 2001, 2000 and 1999 provisions (benefit) for federal income taxes were $3,037,000, $(162,000) and $1,000,000, respectively, and for state income taxes were
$381,000, $289,000 and $833,000, respectively. The current year increase in the effective tax rate was primarily due to nonrecurring gains realized on the sale of property and equipment.

     The Company made tax payments of $807,000, $1,095,000 and $2,755,000 during 2001, 2000 and
1999, respectively.

 (8) Member Dealers' Equity
     The Company's classes of stock are described below:

                                                                        Number of Shares at
                                                                   December 29,    December 30,
                                                                       2001            2000
        Class A Stock, voting, redeemable at par value -
          Authorized                                                   10,000          10,000
          Issued and outstanding                                        3,693           3,783
        Class B Stock, nonvoting, redeemable at not less than
         twice par value-
          Authorized                                                    6,500           6,500
          Issued                                                        6,499           6,499
          Outstanding                                                   2,108           2,252
          Treasury stock                                                4,391           4,247
        Class C Stock, nonvoting, redeemable at not less
         than par value -
          Authorized                                                4,000,000       4,000,000
          Issued and outstanding                                    2,602,243       2,504,796
          Issuable as patronage dividends                             232,839         242,671
        Additional Stock Subscribed:
          Class A Stock                                                    94              41
          Class B Stock                                                    -               -
          Class C Stock                                                 9,770           9,750

     At December 29, 2001 and December 30, 2000 there were no common shares reserved for options, warrants, conversions or other rights; nor were any options granted or exercised during the two years then ended.

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

     Treasury stock transactions during 1999, 2000 and 2001 are summarized below:

                                      Shares Held in Treasury
                                  Class A    Class B    Class C
Balance at January 2, 1999             -       3,907          -
   Stock issued                        -          -           -
   Stock repurchased                  228        160     119,614
   Stock retired                     (228)        -     (119,614)
Balance at January 1, 2000             -       4,067          -
   Stock issued                        -          -           -
   Stock repurchased                  307        180     141,365
   Stock retired                     (307)        -     (141,365)
Balance at December 30, 2000           -       4,247          -
   Stock issued                        -          -           -
   Stock repurchased                  260        144     144,584
   Stock retired                     (260)        -     (144,584)
Balance at December 29, 2001           -       4,391          -
                                  =========  =========  =========

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

                                                        December 29, 2001
                                                         (000's omitted)
                                                                   Elimination of
                                                   Paint            Intersegment
                                     Wholesale Manufacturing Other   Activities  Consolidated
Net sales from external customers   $2,822,727 $  18,668     $52,974         -     $2,894,369
Intersegment sales                      27,881   110,621          -    (138,502)           -
Interest expense                        23,156     1,094       1,459     (2,553)       23,156
Depreciation and amortization           25,520     1,768       1,933         -         29,221
Segment profit (loss)                   63,504    11,255      (1,330)      (360)       73,069
Identifiable segment assets          1,075,358    62,205      49,742    (18,514)    1,168,791
Expenditures for long-lived assets      47,165     1,673       2,592         -         51,430

                                                       December 30, 2000
                                                        (000's omitted)
                                                                   Elimination of
                                                   Paint            Intersegment
                                     Wholesale Manufacturing Other   Activities  Consolidated
Net sales from external customers   $2,879,952 $  20,852     $44,347         -     $2,945,151
Intersegment sales                      28,641   100,780          -    (129,421)           -
Interest expense                        21,803     1,209       1,278     (2,487)       21,803
Depreciation and amortization           29,176     1,694       1,403         -         32,273
Segment profit (loss)                   73,540     9,739      (2,452)      (435)       80,392
Identifiable segment assets          1,026,130    68,130      48,775    (19,225)    1,123,810
Expenditures for long-lived assets      39,807       937       3,905         -         44,649

                                                        January 1, 2000
                                                        (000's omitted)
                                                                   Elimination of
                                                   Paint            Intersegment
                                     Wholesale Manufacturing Other   Activities  Consolidated
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

     Net sales and long-lived assets by geographic region based upon customer location for 2001, 2000 and
1999 were as follows:

                                December 29, 2001  December 30, 2000  January 1, 2000
                                                   (000's omitted)
Net sales:
   United States                  $2,767,829         $2,748,740         $2,975,567
   Foreign countries                 126,540            196,411            206,235
      Total                       $2,894,369         $2,945,151         $3,181,802
                                  ==========         ==========         ==========
Long-lived assets, net:
   United States                  $  285,345         $  258,802         $  254,747
   Foreign countries                   2,162              3,088              4,431
      Total                       $  287,507         $  261,890         $  259,178
                                  ===========        ===========        ==========

(10) Commitments
     Leased property under capital leases is included as "Property and Equipment" in the Consolidated
Balance Sheets as follows:

                                                        December 29,     December 30,
                                                           2001             2000
                                                              (000's omitted)
Data processing equipment                                  $3,444          $3,598
Less: accumulated depreciation and amortization            (3,345)         (3,252)
                                                              $99            $346
                                                       ============     ============

     The Company primarily rents buildings and warehouse, office and certain other equipment under operating leases. At December 29, 2001 annual minimum rental commitments under leases that have initial or remaining noncancelable terms in excess of one year are as follows:

                                            December 29,
Year Ending                                    2001
                                         (000's omitted)
2002                                        $  27,372
2003                                           20,905
2004                                           16,353
2005                                           13,481
2006                                           11,653
Thereafter                                     39,277
      Total minimum lease payments          $ 129,041
                                           ============

     All leases expire prior to 2017. Under certain leases, the Company pays real estate taxes, insurance and maintenance expenses in addition to rental expense. Management expects that in the normal course of business, leases that expire will be renewed or replaced by other leases. Rent expense was approximately
$49,336,000, $45,514,000 and $39,149,000 in 2001, 2000 and 1999, respectively. Rent expense includes $9,793,000, $9,977,000 and $7,352,000 in contingent rentals paid in 2001, 2000 and 1999, respectively, primarily for transportation equipment mileage.
(11) Media Expense
     The Company expenses media costs the first time the advertising takes place. Gross media expense, prior to income offsets from dealers and suppliers, amounting to $76,898,000, $76,372,000 and
$79,639,000 was charged to operations in 2001, 2000 and 1999, respectively.
(12) Interest Expense
     Interest paid was $20,574,000, $20,256,000 and $16,411,000 in 2001, 2000 and 1999, respectively, net of capitalized interest of $289,000, $715,000 and $234,000 in 2001, 2000 and 1999, respectively.