Form 10-Q
period 2002-03-30
ACE HARDWARE CORP
filed 2002-05-14
CIK 2024

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended March 30, 2002

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

                 Class                   Outstanding at March 30, 2002
Class A Voting Stock - $1,000 par value             3,695  shares
Class B Stock        - $1,000 par value             2,064  shares
Class C Stock        - $  100 par value         2,802,047  shares

                        ACE HARDWARE CORPORATION

                                 INDEX

Part I. - Financial Information:                                Page No.

 Item 1. Condensed Consolidated Financial Statements

     Condensed Consolidated Balance Sheets -
         March 30, 2002 and December 29, 2001                      1

     Condensed Consolidated Statements of Earnings and
         Condensed Consolidated Statements of Comprehensive
         Income - Thirteen Weeks Ended March 30, 2002
         and March 31, 2001                                        2

     Condensed Consolidated Statements of Cash Flows -
         Thirteen Weeks Ended March 30, 2002
         and March 31, 2001                                        3

     Notes to Condensed Consolidated Financial Statements        4 - 5

 Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations                         6 - 7

 Item 3. Quantitative and Qualitative Disclosures About
     Market Risk                                                   8

Part II. - Other Information

 Item 1. Legal Proceedings                                         9

 Item 2. Changes in Securities and Use of Proceeds                 9

 Item 3. Defaults Upon Senior Securities                           9

 Item 4. Submission of Matters to a Vote of Security Holders       9

 Item 5. Other Information                                         9

 Item 6. Exhibits and Reports on Form 8-K                          9

                                 PART I FINANCIAL INFORMATION
                                  ACE HARDWARE CORPORATION
                            CONDENSED CONSOLIDATED BALANCE SHEET
                                      (000's omitted)

                                                           March 30,       December 29,
                                                             2002              2001
                                                         (Unaudited)

                                            ASSETS

Current assets:
   Cash and cash equivalents                             $   20,587        $   25,213
   Short-term investments                                    18,046            17,158
   Receivables, net                                         379,633           369,035
   Merchandise inventory                                    435,287           412,568
   Prepaid expense and other current assets                  17,806            16,295

     Total current assets                                   871,359           840,269

Property and equipment, net                                 282,509           287,507
Other assets                                                 43,722            41,015
                                                         $1,197,590        $1,168,791
                                                         ===========       ===========

                             LIABILITIES AND MEMBER DEALERS' EQUITY

Current Liabilities:
   Current installments of long-term debt                $    7,175        $    7,179
   Short-term borrowings                                    104,400            72,600
   Accounts payable                                         429,225           409,789
   Patronage dividends payable in cash                       39,571            34,229
   Patronage refund certificates payable                     13,276             9,084
   Accrued expenses                                          64,050            81,062

     Total current liabilities                              657,697           613,943

Long-term debt                                              170,160           170,387
Patronage refund certificates payable                        66,900            77,401
Other long-term liabilities                                  27,811            27,184

     Total liabilities                                      922,568           888,915

Member dealers' equity:
   Class A Stock of $1,000 par value                          3,761             3,693
   Class B Stock of $1,000 par value                          6,499             6,499
   Class C Stock of $100 par value                          260,511           260,224
   Class C Stock of $100 par value, issuable to
      dealers for patronage dividends                        26,917            23,284
   Additional stock subscribed, net                             303               303
   Retained deficit                                         (22,571)          (17,591)
   Contributed capital                                       13,485            13,485
   Accumulated other comprehensive loss                      (1,356)           (1,239)
                                                            287,549           288,658
Less: Treasury Stock, at cost                               (12,527)           (8,782)

     Total member dealers' equity                           275,022           279,876

                                                         $1,197,590        $1,168,791
                                                         ===========       ===========

 See accompanying notes to condensed consolidated financial statements.

                               ACE HARDWARE CORPORATION
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (000'S OMITTED)
                                     (Unaudited)

                                                              Thirteen Weeks Ended

                                                          March 30,          March 31,
                                                            2002               2001

Net sales                                                 $707,167           $672,826
Cost of sales                                              646,959            612,978

     Gross profit                                           60,208             59,848

Operating expenses:
     Warehouse and distribution                              9,242             10,768
     Selling, general, and administrative                   21,342             23,304
     Retail success and development                         18,110             18,575

     Total operating expenses                               48,694             52,647

     Operating Income                                       11,514              7,201

     Interest expense                                       (5,714)            (5,603)
     Other income, net                                       2,334              3,210
     Income taxes                                              126                228

Net earnings                                              $  8,260           $  5,036
                                                          =========          =========
Distribution of Net Earnings:
     Patronage dividends                                  $ 13,240           $  8,210
     Retained deficit                                       (4,980)            (3,174)

Net Earnings                                              $  8,260           $  5,036
                                                          =========          =========

              CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (000'S Omitted)
                                     (Unaudited)

                                                              Thirteen Weeks Ended

                                                          March 30,          March 31,
                                                            2002               2001

Net earnings                                              $  8,260           $  5,036
Unrealized gains on securities                                 (62)               339
Foreign currency translation, net                              (55)            (1,180)

Comprehensive income                                      $  8,143           $  4,195
                                                          =========          =========
See accompanying notes to condensed consolidated financial statements.

                               ACE HARDWARE CORPORATION
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (000'S omitted)
                                     (Unaudited)

                                                              Thirteen Weeks Ended

                                                          March 30,          March 31,
                                                            2002               2001

Operating Activities:
     Net earnings                                         $  8,260           $  5,036

     Adjustments to reconcile net earnings
     to net cash provided by operating activities
           Depriciation and amortization                     7,984              6,788
           Increase in accounts receivable, net            (10,598)            (7,980)
           Increase in inventories                         (22,719)            (9,542)
           Decrease (increase) in prepaid expenses and
            other current assets                            (1,548)               234
           Increase (decrease) in accounts payable and
            accrued expenses                                 2,424            (10,834)
           Increase in other long-term liabilities             627              1,011

     Net Cash Used in Operating Activities                 (15,570)           (15,287)

Investing Activities:
           Purchase of short-term investments                 (888)                -
           Purchase of property and equipment               (2,949)            (9,126)
           Increase in other assets                         (2,824)            (2,364)

     Net Cash Used in Investing Activities                  (6,661)           (11,490)

Financing Activities:
           Proceeds of short-term borrowings                31,800             38,000
           Payments of long-term debt                         (231)              (341)
           Payments of patronage refund certificates
            and patronage financing deductions             (10,574)            (6,599)
           Proceeds from sale of common stock                  355                308
           Repurchase of common stock                       (3,745)            (5,765)

     Net Cash Provided by Financing Activities              17,605             29,095

Decrease in Cash and Cash Equivalents                       (4,626)            (1,174)

Cash and Cash Equivalents at beginning of period            25,213             24,644

Cash and Cash Equivalents at end of period                $ 20,587           $ 23,470
                                                          =========          =========

See accompanying notes to condensed consolidated financial statements.

                       ACE HARDWARE CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1) General

The condensed consolidated interim period financial statements presented herein do not include all of the information and
disclosures required in annual financial statements and have not been audited, as permitted by the rules and regulations of the
Securities and Exchange Commission. The condensed consolidated interim period financial statements should be read in conjunction with the annual financial statements included in the Ace Hardware
Corporation Annual Report on Form 10-K as filed with the
Securities and Exchange Commission on March 22, 2002. In the opinion of management, these financial statements have been prepared in conformity with accounting principles generally accepted in the
United States of America and reflect all adjustments necessary for a fair statement of the results of operations and cash flows for the interim periods ended March 30, 2002 and March 31, 2001 and of the Company's financial position as of March 30, 2002. All such adjustments are of a normal recurring nature. The results of operations for the thirteen week periods ended March 30, 2002 and
March 31, 2001 are not necessarily indicative of the results of operations for a full year.

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

3) Reclassifications

Certain financial statement reclassifications have been made to prior year and prior quarter amounts to conform to comparable classifications followed in 2002.  During 2002, the Company reclassified as sales and cost of sales certain shipping and handling costs that had previously been presented on a net basis within warehouse and distribution expenses.

4) Segments

The Company is principally engaged as a wholesaler of hardware and related products and manufactures paint products.  The Company identifies segments based on management responsibility and the nature of the business activities of each component of the Company. The Company measures segment earnings as operating earnings including an allocation for administrative expenses, interest expense and income taxes. The net sales from external customers included in the other category are primarily generated from company-owned retail locations.  Information regarding the identified segments and the related reconciliation to consolidated information is as follows:

                                                     Thirteen Weeks Ended
                                                        March 30, 2002

                                                                    Eliminated
                                                  Paint            Intersegment
                                   Wholesale  Manufacturing  Other  Activities  Consolidated
Net Sales from External Customers  $ 690,920  $      5,613  $10,634 $      -    $   707,167
Intersegment Sales                     4,225        30,760       -    (34,985)           -
Segment Earnings (Loss)                8,012         3,957   (3,709)        -         8,260

                                                     Thirteen Weeks Ended
                                                        March 30, 2002

                                                                    Eliminated
                                                  Paint            Intersegment
                                   Wholesale  Manufacturing  Other  Activities  Consolidated
Net Sales from External Customers  $ 657,261  $      4,152  $11,411 $      -    $   672,826
Intersegment Sales                     4,221        23,919       -    (28,140)           -
Segment Earnings (Loss)                3,999         2,362   (1,325)        -         5,036

                        ACE HARDWARE CORPORATION
          PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Thirteen Weeks Ended March 30, 2002 compared to Thirteen Weeks Ended March 31, 2001.
Results of Operations

Consolidated sales increased 5.1%. Domestic sales increased 5.8% despite a decline in sales to a non-patronage affiliate.  The increase in domestic sales is primarily due to higher sales to our existing retailer base, lower retailer cancellations and sales to newly affiliated retailers.  International sales were affected by reduced sales in Canada.

Gross profit was flat with 2001 but decreased slightly as a percent of total sales from 8.90% in 2001 to 8.51% in 2002. The decrease is due to lower vendor rebates as a percent of sales and a physical inventory adjustment to retail store inventories.

Warehouse and distribution expenses decreased $1.5 million and decreased as a percent of total sales from 1.60% in 2001 to 1.31% in
2002 primarily due to improved productivity and lower fixed costs as a result of the east coast distribution center reconfiguration.

Selling, general and administrative expenses decreased $2.0 million and decreased as a percent of total sales from 3.53% in 2001 to 3.07% in
2002 due to continued cost control measures put in place in 2001 and savings realized by the closure of the Baltimore, Maryland and
Charlotte, North Carolina facilities offset with the opening of the
Prince George, Virginia facility.

Retail success and development expenses decreased $465,000 due to continued cost control measures.  Expenses in this category are directly related to retail support of the Ace retailer.  Ace continues to make investments in retail initiatives under its Vision 21 strategy to support Ace retailers.

Interest expense increased $111,000 due to higher average borrowing levels primarily as a result of the 2001 investments in our
distribution network.  Lower interest rates under the revolving credit facility largely offset the impact of higher borrowing levels.

Other income decreased $876,000 primarily due to decreased interest income due to declining interest rates and lower past due service charges to the retailers.

Liquidity and Capital Resources
Ace expects that existing and internally generated funds, along with new and established lines of credit and long-term financing, will continue to be sufficient in the foreseeable future to finance the
Company's working capital requirements and patronage dividend and capital expenditures programs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company's market risk during the thirteen week period ended March 30, 2002. For additional information, refer to Item 7a in the Company's Annual Report on Form 10-K for the year ended December 29, 2001.

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

       RITA D. KAHLE              DATE        May 14, 2002
       Rita D. Kahle
  Executive Vice President

(Principal Financial and Accounting
   Officer, and duly authorized
    Officer of the registrant)