Form 10-K/A
period 2001-12-29
ACE HARDWARE CORP
filed 2002-05-31
CIK 2024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

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

PART I
Item 1. Business
     The terms "Ace," "cooperative," "we," "us," "our" and similar words refer to Ace
 Hardware Corporation. The terms "member," "retailer," "dealer," "you," "your" and similar words refer to someone who purchases our stock.
     Ace Hardware Corporation was formally organized as a Delaware corporation in 1964. In 1973, as the result of a corporate merger, it became the successor of Ace Hardware Corporation, an Illinois corporation that was organized in 1928. Until 1973, the Illinois corporation conducted the business now being engaged in by Ace. Our main executive offices are located at 2200 Kensington Court, Oak
 Brook, Illinois 60523. Our main telephone number is (630) 990-6600.
     We operate primarily as a wholesaler of hardware and related products, and we also manufacture paint products. We mainly sell our products to hardware dealers who have Membership Agreements with
 us. These Membership Agreements allow the hardware dealers to purchase merchandise and services from us and, in most cases, to license one or more of our trademarks. (See the heading "Business", subheading "Membership Agreements").
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
                                                             2001   2000   1999
Member outlets at beginning of period                        5,011  5,082  5,039
New member outlets                                             220    208    264
Member outlets terminated                                      255    279    221

Member outlets at end of period                              4,976  5,011  5,082
                                                             =====  =====  =====
Dealers having one or more member outlets at end of period   3,778  3,858  3,932

     We service our dealers by buying merchandise in quantity lots, mainly from manufacturers. We then warehouse large quantities of this merchandise and sell it in smaller lots to our dealers. Most of the products that we distribute to our members from our warehouses are sold at a price that we establish ("dealer cost"), to which a 10% adder ("handling charge") is generally added. In fiscal year 2001, warehouse sales were 72% of our merchandise sales and bulletin sales were 3% of our merchandise sales with the balance of 25% being direct shipment sales.
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
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
     Our wholly owned subsidiary, Ace Hardware Canada, Limited, operates as a wholesaler of hardware and related merchandise in Canada. It has two distribution facilities located in Calgary, Alberta and Brantford, Ontario. In November 2001, Ace announced the closure of the Calgary facility.
Ace Hardware Canada, Limited generated less than one percent (1%) of our consolidated revenue during fiscal year 2001.
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
Strategic Planning
     We have a strategic planning process that results in goals, objectives and programs that we want to develop in the future for Ace and our members. Because strategic plans deal with the future, this discussion of them contains "forward looking statements," which are based on our current expectations.
 The actual results of our efforts can differ greatly from the results that we might desire. We believe that we have the facilities, the employees and the resources for ongoing success as we implement our plans and programs, but the future is difficult to forecast, especially areas such as revenues, costs, margins and profits which are influenced by many factors. Some of these factors are discussed below.
     The effects of future growth in the hardware and hardlines-related industries are uncertain. By "hardlines-related industries" we mean home center, do-it-yourself, rental and commercial/industrial categories. The future condition of the economy is also uncertain, when viewed domestically, internationally or in specific geographical regions. Some other uncertainties that could affect our plans include possible future changes in merchandise and inventory prices, and the effect of increasingly intense competition. There could be potential shifts in market demand for some products. Lawsuits and laws, especially laws dealing with franchising, licensing, importing, exporting and environmental matters could affect our future business. We cannot predict whether these uncertainties might cause future costs or liabilities or have some other effect on our future ability to achieve our plans.
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
     Our current strategic initiative, Vision 21, focuses on becoming a world class organization through encouraging dealers to adopt certain merchandising, marketing and operational practices that are supported by some of our most successful dealers to improve Ace's and the dealers' overall competitiveness and efficiency. The cornerstones to Vision 21 are to improve retailer's sales and profits, streamline our processes, bring wholesale and retail together as one Ace team and provide ultimate customer satisfaction. Vision 21 goals include minimizing disparities between retail and wholesale, developing dealer-friendly procedures that take duplication and costs out of dealers' operations, achieving consistent implementation of programs more rapidly and improving the dealers' financial performance and their ability to pursue new stores and store expansions. As retailers become Vision 21 retailers they are afforded various benefits to assist them to succeed at retail.
Special Charges and Assessments
     We sponsor a national advertising program. To pay for this program, we assess dealers an amount equal to
 1.50% of their purchases (except purchases of LTL Plus products and certain hardware and software computer systems), with minimum and maximum yearly assessments of $2,223.00 and $6,800.00, respectively, (based on purchases) for each store location. We grant exemptions from these assessments and make various adjustments to them for stores located outside the continental United States and for new stores during their start up year, and for stores operating under an agreement that does not permit them to use "Ace" or "Ace Hardware". For the year 2002, we will also impose a flat charge of $100.00 on May 1, 2002 and November 1, 2002 per store location to pay for national sales promotions for Memorial Day and the day after Thanksgiving. The amount of our national advertising assessment can be changed from time to time by our Board of Directors. We can also impose assessments at a flat monthly rate or based on a percentage of sales for regional advertising not to exceed 2% of a dealer's annual purchases. Regional advertising assessments are subject to the same minimum and maximum amounts as the national advertising assessment.
     Every two weeks, we bill the member store for a special low volume account service charge of $75 if annual purchases from us are less than $50,000. We will bill the member store for a special low volume account service charge of $60 per bi-weekly billing statement period if purchases from us during such period are less than $5,700.00. The low volume service charges that we bill to the store in a specific year are automatically refunded if that store's total purchases increase to over $148,200 during the year. The store is excused from this low volume account service charge during the first 12 months that it is a member. There are some exceptions to our low volume account service charges that are described below:
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
     Low volume service charges are not included in a retailer's purchases of merchandise that qualify for patronage dividends.  An Ace store that falls below our minimum purchase levels can be subject to termination.

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
     The names "ACE HARDWARE" and "ACE" are used extensively by members and ourselves in the promotion, advertising and marketing of products and services that we sell. We have had the following trademark and service mark registrations issued by the U.S. Patent and Trademark Office for our marks:

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
"ACE" with halo design               Service Mark  2,558,478     April 19, 2012

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
                                         industrial customers
"NSN" in circle design                   wholesale store services; namely providing
                                         wholesale industrial supplies and
                                         equipment to commercial and industrial
                                         customers

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
Limitations on Ownership of Stock
     Our members own all of our outstanding shares of capital stock. Membership in Ace is limited to approved dealers in hardware and related products who have Membership Agreements with
 us. These are the only ones eligible to own or purchase shares of any class of our stock.
     No dealer is allowed to own more than 1 share of our Class A voting stock, no matter how many store locations that dealer owns or controls. This ensures that each stockholder in our cooperative has equal voting power. We treat an unincorporated member or a partnership member as being controlled by someone else if 50% or more of the assets or profit shares of that member are owned by (i) another person, partnership or corporation; or (ii) the owner(s) of 50% or more of the assets or profit shares of another unincorporated business firm or (iii) the owner(s) of at least 50% of the capital stock of a corporation.
 We treat a member that is a corporation as being controlled by someone else if at least 50% of the capital stock of that member is owned by (i) another person, partnership or corporation; or (ii) the owner(s) of at least 50% of the capital stock of another corporation; or (iii) the owner(s) of at least 50%
 of the assets or profit shares of another unincorporated business.
Distribution of Patronage Dividends
     We operate on a cooperative basis for patronage purchases of merchandise from us that are made by dealers who have become members of Ace. We also operate on a cooperative basis with dealers who have subscribed for shares of our stock but who have not yet actually become "members" because they have not yet fully paid for their $1,000 par value shares of our Class A voting stock. The dealers in either of these two categories are entitled to receive patronage dividends once a year on an equitable basis.
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
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
 The total patronage dividend paid to members is based on net earnings calculated in accordance accounting principles generally accepted in the United States of America after reducing or increasing net earnings for non-member income or losses. Our computation of patronage dividends excludes all of our income and expenses from activities that are not directly related to patronage transactions. The excluded items primarily consist of profits or losses generated from non-shareholder international dealers and non-shareholder retail accounts served through National Hardlines
Supply, Inc. and our industrial distributor and contractor programs, profits or losses realized from Ace
Insurance Agency, Inc., New Age Insurance Limited, Ace Hardware Canada Limited, company-owned retail locations and our share of the profits or losses realized from our minority-owned investments including Builder
Marts of America, Inc. and joint ventures.  Additionally, any income or loss that we realize from the disposition of property and equipment is excluded from patronage dividends.
     Additionally, the amount we distribute as patronage dividends excludes profits or losses generated from our non-shareholder programs.  (See the heading "Business" and the subheading
"Non-Shareholder Programs.")

     Patronage dividends are usually paid to members within 90 days after the close of Ace's fiscal year; however, the Internal Revenue Code (the "Code") permits distribution of patronage dividends as late as the 15th day of the ninth month after the close of Ace's fiscal year, and
Ace may elect to distribute the annual patronage dividend at a later time than usual in accordance with the provisions of the code.

     Our By-laws provide that, by virtue of dealers being "members" of Ace (that is, by owning shares of our Class A voting stock), they consent to include in their gross income for federal income tax purposes all patronage dividends that we distribute to them. These distributions must be included in gross income for the taxable year in which the dealer receives them. Dealers who have not yet fully paid the $1,000 purchase price for their shares of our Class A voting stock are also required to include all patronage dividends we distribute to them in their gross income as explained above. Under our Stock Subscription Agreement, dealers must expressly consent to take these patronage dividend distributions into their gross incomes.
     The amount of the patronage dividends which dealers must include in their gross incomes includes both the cash portion of patronage dividends and any portion of patronage dividends that we apply against any indebtedness the dealer owes to us in accordance with Section 7 of Article XXIV of our By-laws. It also includes any portion of patronage dividends that they receive in shares of our Class C nonvoting stock, other property and patronage refund certificates. Ace also has the authority to issue a portion of the patronage dividend in the form of other property.
     Under our present program, patronage dividends on each of our three basic categories of sales (warehouse sales, bulletin sales and direct shipment sales) are allocated separately, as are patronage dividends under our LTL Plus Program. Dividend percentage calculations are made with reference to the net earnings derived from each of the respective categories. The 2001 patronage dividend rate for the LTL Plus
 Program is .5% of our LTL Plus sales. The 2001 patronage dividend rates for direct shipment and bulletin sales are 1.0% and 2.0%, respectively, while the current 2001 patronage warehouse dividend rate is 4.27%.
     Patronage dividends are calculated separately for full and partial truckloads of products purchased under the LTL Plus Program. (See the heading "Business", discussion of LTL Plus Program and the subheading "Forms of Patronage Dividend Distributions" below.)
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
Therefore, if a loss were to result from Paint Division activities it would result in a reduced patronage dividend to all members irrespective of their purchases.
     We have established a LBM Retailer Incentive Pool Plan for our members who purchase LBM products through Builder Marts of America, Inc. ("BMA"), and are eligible participants under our Contractor
 Center standards. This is not a patronage dividend plan, but rather an allocation of the increase in our stock investment in BMA. Under the plan, we calculate an annual estimate of the amount by which our stock in
 BMA has increased or decreased in value from our initial investment, net of certain expenses. We allocate this estimate to eligible members annually based on their qualifying purchases of LBM products.
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
Forms of Patronage Dividend Distributions
     We make patronage dividend distributions to our eligible dealers in cash, shares of our Class C Stock and patronage refund certificates according to a specific plan that has been adopted by our Board of
 Directors. This plan can be changed from time to time by the Board as they deem fit depending on business conditions and Ace's needs.
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
Federal Income Tax Treatment of Patronage Dividends
     Both the shares of Class C nonvoting stock and the patronage refund certificates that we use to pay patronage dividends are "qualified written notices of allocation" within the meaning of Sections 1381 through 1388 of the U.S. Internal Revenue Code. Ace may pay a portion of its dividend in the form of other qualified property pursuant to Section 1382 of the U.S. Internal Revenue Code. These
 Sections of the Internal Revenue Code deal with the income tax treatment of cooperatives and their patrons and have been in effect since 1963. The dollar amount stated on a qualified written notice of allocation and fair market value of other qualified property must be taken into the gross income of the person to whom the notice is issued, even though this dollar amount may not actually be paid to the person in the same year that it is taxed.
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
     By becoming one of our "members" by owning 1 share of Class A voting stock, a patron is deemed under the U.S. Internal Revenue Code to have consented to take the written notices of allocation and other qualified property that we distribute into the patron's gross income. Such consent is deemed because of 1) the act of obtaining or retaining membership in Ace, and 2) because our By-laws provide that the membership constitutes this consent, and we give written notification of that By-law provision.
 Under another provision of the Internal Revenue Code, dealers who have subscribed for shares of our stock are also deemed to have consented to take the dollar amounts of their written notices of allocation and other qualified property into their gross incomes. This occurs because of the consent provisions included in the Subscription Agreement for our stock.
     A patron receives a patronage refund certificate as part of a patron's patronage dividends (see the subheading
 "Forms of Patronage Dividend Distributions"), the patron may be deemed to have received interest income.
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
     We are required to backup withhold for federal income tax on the total patronage dividend distribution we make to anyone who has not furnished us with a correct taxpayer identification number. We can also be required to backup withhold federal taxes on the cash portion of each patronage dividend distribution made to someone who fails to certify to us that he is not subject to backup withholding. This backup withholding obligation based on a failure to certify may not be applicable, however, unless 50%
 or more of the total distribution is made in cash. Since we distribute all of our patronage dividends for a given year at the same time and since our current patronage dividend plan (see the heading "Business", subheading "Forms of Patronage Dividend Distributions") does not permit any member store to receive more than 45% of its patronage dividends for the year in cash, we believe that a certification failure like this should not ordinarily have any effect on Ace or any of its dealers.
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
     In 1998, the Company began developing joint ventures with certain dealers as a way of increasing the
 Ace presence in key markets without the need for Ace to use solely its own resources to open company stores. For each joint venture, the Company and the dealer enter into a Limited Liability Company
 Agreement, with the dealer acting as the managing member, and form a limited liability company ("LLC")
 to operate the joint venture stores. In each joint venture, we own 50% or less of the LLC's units. Currently, Ace has an ownership interest in six joint ventures. In the future, we may explore other joint venture opportunities with our members; however, we consider each situation unique and we evaluate each opportunity on its own merits.
     In our sole discretion, we may offer a member a mutually agreeable termination arrangement.
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
     In 1999, we entered into an agreement with Builder Marts of America (BMA), to combine our lumber and building materials division (the "LBM division") with BMA, a non-cooperative buying group for lumber and building materials in the United States.  Under this agreement, we contributed certain business assets (primarily vendor rebate receivables, fixed assets and inventories) in exchange for a non-controlling (28%) interest in the combined entity.  The investment in the combined entity is accounted for under the equity method of accounting.  As a result of this transaction, we have established an LBM Retailer Incentive Pool Plan for our members who purchase LBM products through BMA.  This program is not a patronage dividend plan but rather a process for allocating the increase in the value of our investment in BMA to those qualifying dealers who purchase LBM products through BMA.  (See the heading "Ace's Business", subheading "Patronage Dividend Determinations and Allocations").

     Sales to international non-shareholder dealers accounted for approximately 4.4% of our merchandise sales in
 2001, approximately 6.7% of our merchandise sales in 2000 and approximately 6.5% of our merchandise sales in 1999.
 Sales to domestic non-shareholder locations accounted for less than 2.0% of our total sales in 2001, less than 2.5% of our total sales in 2000 and less than 1.5% of our total sales in 1999. (See Appendix A, Article
 XXV, section 2 of our By-laws regarding International Retail Merchants and non-member accounts.)
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
 (4) Ace has entered into an agreement to sell this property and plans to acquire vacant land and construct a larger replacement warehouse.
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
 Item 6. Selected Financial Data

SELECTED FINANCIAL DATA

 Income Statement Data:
                                       December 29, December 30, January 1, January 2, December 31,
                                           2001         2000        2000       1999        1997
                                                               (000's omitted)
Net sales                              $2,951,829   $2,999,501   $3,232,860 $3,168,346 $2,951,715
Cost of sales                           2,668,125    2,713,854    2,953,528  2,918,658  2,728,432
Gross profit                              283,704      285,647      279,332    249,688    223,283
Total expenses                            210,635      205,255      186,770    161,728    146,896

Net earnings                           $   73,069      $80,392      $92,562    $87,960    $76,387
                                       ============ ============ ========== ========== ============
Patronage dividends (Notes A, B and C) $   85,109      $86,537      $95,260    $88,022    $76,153
                                       ============ ============ ========== ========== ============
Balance Sheet Data:
                                       December 29, December 30, January 1, January 2, December 31,
                                           2001         2000        2000       1999        1997
                                                               (000's omitted)
Total assets                           $1,168,791   $1,123,810   $1,081,484 $1,047,580 $  977,478
Working capital                           226,326      181,104      180,763    191,926    158,676
Long-term debt                            170,387      105,891      111,895    115,421     96,815
Patronage refund certificates payable,
   long-term                               77,401       68,385       55,257     43,465     49,044
Member dealers' equity                    279,876      284,658      279,963    261,512    245,479

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
                                        =========== =========== ========= ========= ===========

 Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
     Ace's ability to generate cash adequate to meet its needs ("liquidity") results from internally generated funds, short-term lines of credit and long-term financing.
     Ace has an established, unsecured revolving credit facility with a group of banks. Ace has unsecured lines of credit of $185.0 million of which $112.4 million was available at
 December 29, 2001. Borrowings under these lines of credit bear interest at a spread over LIBOR
 based upon quarterly debt to EBITDA ratios.   Long-term financing is arranged as determined
necessary to meet Ace's capital or other requirements, with principal amount, timing and form dependent on prevailing debt markets and general economic conditions.
     Capital expenditures for new and improved facilities were $51.4, $44.7 and $43.1 million in 2001,
 2000 and 1999, respectively. During 2001, Ace financed the $51.4 million of capital expenditures out of current and accumulated internally generated funds, short-term borrowings and the issuance of long-term debt. Capital expenditures for 2002 are anticipated to be approximately $65.3 million primarily for a new distribution facility, improvements to existing facilities and technology investments.
     As a cooperative, Ace distributes substantially all of its patronage sourced earnings to its members in the form of patronage dividends, which are deductible for income tax purposes.
     Ace expects that existing and new internally generated funds, along with established lines of credit and long-term financing, will continue to be sufficient to finance Ace's working capital requirements and patronage dividend and capital expenditures programs.
                                                     Less than  1 - 3     4 - 5   After 5
        Contractual Obligations             Total     1 Year    Years     Years    Years
                                                          (000's omitted)

        Short-term borrowings              $ 72,600  $ 72,600  $    -    $   -    $    -
        Long-term debt                      177,566     7,179    12,478   31,052   126,857
        Patronage refund certificates        86,485     9,084    28,616   30,046    18,739
        Operating leases                    129,041    27,372    37,258   25,134    39,277
        Total Contractual Cash Obligations $465,692  $116,235  $ 78,352  $86,232  $184,873

                                            Total
                                           Amounts  Less than   1 - 3     4 - 5    Over 5
        Other Commercial Commitments      Committed  1 Year     Years     Years    Years
                                                          (000's omitted)
        Standby letters of credit          $ 13,160  $ 13,160       -        -         -
        Guarantees                           14,711     8,395     3,836    1,766       714
        Total Commercial Commitments       $ 27,871  $ 21,555  $  3,836  $ 1,766  $    714

Operations 2001 Compared to 2000
     Consolidated sales decreased 1.6%. Domestic merchandise sales increased .7% primarily due to conversions of new stores to the Ace program. Sales to our existing retailer base were flat due to the soft economy and inventory reductions at retail. International sales decreased 35.6% primarily due to a sale of Ace affiliated stores and reduced sales in Canada.
     Gross profit decreased $1.9 million; however increased slightly as a percent of total sales from 9.52% in 2000 to 9.61% in 2001. The decrease resulted primarily due to lower sales and lower cash discounts from reduced merchandise purchases. Higher vendor rebates, paint manufacturing margins and margin from company-owned retail locations offset the gross profit decline and contributed to the increase in gross profit as a percent of sales.
     Warehouse and distribution expenses increased $2.7 million over 2000 and increased as a percent of total sales from 1.29% in 2000 to 1.40% in 2001. Increased utilities and distribution expenses associated with the new Loxley, Alabama distribution facility which was open for a full year in 2001 and the start-up of the Prince George, Virginia distribution facility drove the higher expenses. Higher logistics income partially offset the increased expenses.
     Selling, general and administrative expenses decreased $1.1 million due to continued cost control measures put into place offset by expenses related to the closure of three distribution facilities.
     Retail success and development costs decreased $3.0 million due to continued cost control measures.
 Expenses in this category are directly related to retail support of the Ace retailer. These expenses consist primarily of field personnel and related costs, marketing, advertising and training programs for Ace retailers and expenses of company-owned retail locations. Ace continues to make investments in retail initiatives under its Vision 21 strategy to support Ace retailers.
     Interest expense increased $1.4 million due to higher average borrowing levels during the year partially offset by lower interest rates. The decline in interest rates is primarily the result of a declining interest rate environment and the decline in LIBOR, the basis for which our interest rate is determined.  The higher borrowing levels result from the completion of the
 Loxley, Alabama and Prince George, Virginia distribution centers, the expansion of the LaCrosse,
 Wisconsin facility and increased retailer dating programs.
     Other income decreased $2.1 million primarily due to an increase in the write-down of a minority-owned interest of $1.7 million and decreased interest income due to declining interest rates offset by a $3.6 million nonrecurring gain on pension plan termination in 2000, the gain recognized on the sale of two distribution facilities and higher income realized on non-controlling investments in affiliates.
     Income taxes increased $3.3 million primarily due to deferred taxes recorded on the sale/exchange of two distribution centers.
Operations 2000 Compared to 1999
     On June 30, 1999 Ace entered into a business combination agreement with Builder Marts of America, Inc. (BMA) to combine its lumber and building materials division (the "LBM Division")
with BMA. Under this agreement, Ace contributed defined business assets (primarily vendor rebate receivables, fixed assets and inventories) for a non-controlling interest in the combined entity. The investment in the combined entity is accounted for under the equity method of accounting.
 The accompanying consolidated financial statements include the financial results of the LBM Division through the closing date of August 2, 1999.
     The total sales decrease of 7.2% was affected by the business combination of the LBM Division with
 BMA. As a result of this transaction, lumber and building materials (LBM) sales are not reported within
 Ace's sales results after August 2, 1999. Excluding LBM, sales increased 4.8% in 2000 primarily due to conversions to Ace membership, additional sales to non-members, increased existing retailer volume and targeted efforts on new store development within our retailer base. Domestic basic business merchandise sales increased 5.3%, while international basic business sales decreased 1.8%.
     Gross profit increased $6.3 million and increased as a percent of total sales from 8.64% in 1999 to
 9.52% in 2000. The increase, as a percent of sales, results primarily from the loss of lower margin LBM sales volume since August 1999. Basic business (excluding LBM Division) gross profit decreased slightly as a percent of basic business sales (9.52% in 2000 vs. 9.55% in 1999) due to a sales mix shift towards the lower margin direct ship sales category and higher warehousing costs absorbed into inventory. Increased vendor rebates and increased company-owned store gross profit driven by higher sales volume partially offset the year-to-date gross profit percentage decline.
     Warehouse and distribution expenses increased $4.8 million over 1999 and increased as a percent of total sales from 1.05% in 1999 to 1.29% in 2000. As a percent of basic business sales, these costs increased from 1.18% in 1999 to 1.29% in 2000. Higher distribution wages required to support the increased sales volume combined with pre-opening costs associated for a new Loxley, Alabama distribution facility are partially offset by higher logistics income.
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
     Retail success and development expenses increased $14.4 million primarily due to costs associated with operating additional company-owned stores and investments made at retail to support our Vision 21 strategy. As part of this strategy, Ace entered into an agreement with an outside party to co-develop a common retail software platform for our dealers. This resulted in a write-down of prior software development costs which will not contribute to the new system. Increased advertising income partially offset these expense increases. Increases in this category are directly related to retail support of the Ace retailer as Ace continues to make retail investments in its dealer base. These expenses consist primarily of field personnel and related costs, marketing, advertising and training programs for
Ace retailers and expenses of company-owned retail locations.
     Interest expense increased $5.2 million due to higher average borrowing levels and increased interest rates. The increased borrowing levels resulted from the construction of the Loxley, Alabama distribution center, the expansion of our LaCrosse, Wisconsin facility and increased retailer dating programs.
     Other income increased $3.8 million primarily due to a $3.6 million gain on pension plan termination, decreased interest income due to additional retailer loan programs and additional income realized on non-controlling investments in affiliates offset by a $3.3 million write-off of a minority-owned investment.
     Income tax expense decreased due to increased operating losses from non-patronage activities.
Impact of New Accounting Standards
     In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill
 and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet one of two specified criteria. The statement applies to all business combinations initiated after June
30, 2001. SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. SFAS No. 142 is effective for fiscal periods beginning after December 15, 2001. Ace will implement the pronouncement beginning in the first quarter of fiscal year 2002. Ace estimates that the adoption of this standard will not have a material effect on its financial statements.
     In July 2001, the FASB issued SFAS No. 144. "Accounting for the Impairment or Disposal of Long-
 Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121 on the same topic and the accounting and certain reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of
 Operations-Reporting Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and
 Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as defined in that Opinion). This statement also amends Accounting Research Bulletin No. 51, "Consolidated Financial
 Statements" to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal periods beginning after December 15, 2001. Ace will implement the pronouncement beginning in the first quarter of fiscal year 2002. Ace estimates that the adoption of this standard will not have a material effect on its financial statements.
Inflation and Changes in Prices

     Ace's business is not generally governed by contracts that establish prices substantially in advance of the receipt of goods or services. As vendors increase their prices for merchandise supplied to
Ace, Ace increases the price to its dealers in an equal amount plus the normal handling charge on such amounts. In the past, these increases have provided adequate gross profit to offset the impact of inflation on operating expenses.
Item 7a. Quantitative and Qualitative Disclosures about Market Risk

     Ace is subject to certain market risks, including foreign currency and interest rates. Ace uses a variety of practices to manage these market risks, including, when considered appropriate, derivative financial instruments. Ace uses derivative financial instruments only for risk management and does not use them for trading or speculative purposes. Ace is exposed to potential gains or losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies. Ace's primary exposure is to changes in exchange rates for the U.S. dollar versus the Canadian dollar.
     Interest rate risk is managed through a combination of fixed rate debt and variable rate short-term borrowings with varying maturities. At December 29, 2001, all long-term debt was issued at fixed rates.
     The table below presents principal amounts and related weighted average interest rates by year of maturity for Ace's investments and debt obligations:
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

     Ace is exposed to credit risk on certain assets, primarily accounts receivable. Ace provides credit to customers in the ordinary course of business and performs ongoing credit evaluations.
 Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising Ace's customer base. Ace currently believes its allowance for doubtful accounts is sufficient to cover customer credit risks.
     Ace's various currency exposures often offset each other, providing a natural hedge against currency risk. Ace has utilized foreign exchange forward contracts to hedge non-U.S. equity investments. Gains and losses on these foreign currency hedges are included in the basis of the underlying hedged investment. Accumulated other comprehensive loss at December 29, 2001 and December 30,
2000 includes gains of approximately $2.0 million related to previously settled foreign currency contracts. Ace did not have any outstanding foreign exchange forward contracts at December
29, 2001. Settlement of foreign sales and purchases are generally denominated in U.S. currency resulting in limited foreign currency transaction exposure.
Item 8. Financial Statements and Supplementary Data

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
                                        SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Amendment to the Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

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

  Signatures                                 Title                                Date

HOWARD J. JUNG                         Chairman of the Board                  May 31, 2002
Howard J. Jung                         and Director

DAVID F. HODNIK                        President and Chief                    May 31, 2002
David F. Hodnik                        Executive Officer

RITA D. KAHLE                          Executive Vice President               May 31, 2002
Rita D. Kahle                          (Principal Financial and
                                       Accounting Officer)

Jennifer C. Anderson, Richard F.
Baalmann, Jr., Eric R. Bibens II,          Directors
J. Thomas Glenn, Daniel L. Gust,
D. William Hagan, Richard A. Karp,
Richard W. Stine, and David S. Ziegler

*By: DAVID F. HODNIK                                                          May 31, 2002
     David F. Hodnik

*By: RITA D. KAHLE                                                            May 31, 2002
     Rita D. Kahle

*Attorneys-in-fact

               INDEX TO EXHIBITS
   Exhibits
   Enclosed                           Description
21             21 Subsidiaries of the Registrant.*

23             23 Consent of KPMG LLP.*

24             24 Powers of Attorney.

*Filed herewith.  All other exhibits previously filed.

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

                                          ACE HARDWARE CORPORATION
                        CONSOLIDATED STATEMENTS OF EARNINGS

                                                                     Year Ended

                                                      December 29,  December 30,  January 1,
                                                          2001          2000         2000
                                                                  (000's omitted)

Net sales                                             $ 2,951,829   $ 2,999,501   $3,232,860
Cost of sales                                           2,668,125     2,713,854    2,953,528

    Gross profit                                          283,704       285,647      279,332

Operating expenses:
    Warehouse and distribution                             41,319        38,606       33,790
    Selling, general and administrative                    86,277        87,368       87,763
    Retail success and development                         68,523        71,558       57,149
       Total operating expenses                           196,119       197,532      178,702

         Operating income                                  87,585        88,115      100,630

Interest expense (Note 12)                                (23,156)      (21,803)     (16,651)
Other income, net                                          12,058        14,207       10,416
Income taxes (Note 7)                                      (3,418)         (127)      (1,833)

            Net earnings                              $    73,069   $    80,392   $   92,562
                                                      ============  ============  ===========

Retained earnings (deficit) at beginning of year      $    (5,551)  $       594   $    3,292
Net earnings                                               73,069        80,392       92,562
Patronage dividends (Note 5)                              (85,109)      (86,537)     (95,260)

Retained earnings (deficit) at end of year            $   (17,591)  $    (5,551)  $      594
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
    (e)  Revenue Recognition
     The Company's policy is to recognize revenues from product sales and services when earned, as in accordance with SEC Staff Accounting Bulletin ("SAB") No. 101.  Specifically, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured.  Revenue is not recognized until title and risk of loss have transferred to the customer, which is upon delivery of products.  Provisions for returns are provided for at the time the related sales are recorded, and are reflected as a reduction of sales.
    (f)  Inventories
     Inventories are valued at the lower of cost or net realizable value. Cost is determined primarily using the last-in, first-out method.
    (g)  Property and Equipment
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
    (h)  Foreign Currency Translation
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
    (i)  Financial Instruments
     The carrying value of assets and liabilities that meet the definition of a financial instrument included in the accompanying Consolidated Balance Sheets approximates fair value.
    (j)  Retirement Plans
     The Company has retirement plans covering substantially all non-union employees. Costs with respect to the noncontributory pension plans are determined actuarially and consist of current costs and amounts to amortize prior service costs and unrecognized gains and losses. The Company contribution under the profit sharing plan is determined annually by the Board of Directors.
    (k)  Use of Estimates
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
    (l)  Shipping and Handling Costs
     Amounts billed to customers for shipping and handling costs are included in net sales.
Amounts incurred for shipping and handling are included in cost of sales.
    (m)  Fiscal Year
     The Company's fiscal year ends on the Saturday nearest December 31st. Accordingly, 2001, 2000 and 1999 ended on December 29, 2001, December 30, 2000 and January 1, 2000, respectively.
    (n)  Reclassifications
     Certain financial statement reclassifications have been made to prior year amounts to conform to comparable classifications followed in 2001. During 2001, the Company reclassified as sales and cost of sales certain shipping and handling costs that had previously been presented on a net basis within warehouse and distribution expenses.  These reclassifications resulted in increased sales of $57,460,000, $54,350,000 abd $51,058,000 in 2001, 2000 and 1999, respectively, and increased cost of sales of $51,056,000, $48,240,000 and $45,390,000 in 2001, 2000 and 1999, respectively.  These reclassifications had no effect on previously reported income.
(2) Inventories
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
(3) Short-Term Borrowings
     At December 29, 2001 the Company has available a revolving credit facility with a group of banks providing for $175.0 million in committed lines and also has available $10.0 million in uncommitted lines. The facility requires the Company to comply with various financial covenants for which the Company is in compliance at December 29, 2001 and December 30, 2000.  The facility expires on May 2, 2005.  The maximum amount outstanding at any month-end during the period was
$128.0 million in 2001 and $147.0 million in 2000. The monthly weighted average borrowing levels during 2001 and 2000 were $77.9 million and $109.8 million, respectively.  The interest rate under the revolving credit facility is based upon a spread over LIBOR based upon quarterly debt to EBITDA ratios.  The weighted average interest rate effective as of December 29, 2001 and
December 30, 2000 was 2.58% and 7.18%, respectively.  Short-term borrowings outstanding as of
December 29, 2001 and December 30, 2000 were $72.6 and $81.5 million, respectively. The aggregate unused line of credit available at December 29, 2001 and December 30, 2000 was $112.4
million and $108.5 million, respectively. At December 29, 2001 the Company had no compensating balance requirements.

(4) Long-Term Debt
    Long-term debt is comprised of the following:

                                                                      December 29, December 30,
                                                                           2001         2000
                                                                            (000's Omitted)
Notes Payable:
   $20,000,000 due in quarterly installments of $540,500
      with interest payable quarterly at a fixed rate of 8.74%
      and a maturity date of July 1, 2003                              $    3,784   $    5,946
   $30,000,000 due in semi-annual installments of $2,000,000
      with interest payable quarterly at a fixed rate of 6.47%
      and a maturity date of June 22, 2008                                 26,000       30,000
   $20,000,000 due in quarterly installments of $714,300
      commencing September 15, 2004 with interest payable quarterly
      at a fixed rate of 7.49% and a maturity date of June 15, 2011        20,000       20,000
   $30,000,000 due in annual installments of $6,000,000
      commencing March 25, 2005 with interest payable quarterly
      at a fixed rate of 7.55% and a maturity date of March 25, 2009       30,000       30,000
   $25,000,000 due in annual installments of $5,000,000
      commencing February 9, 2006 with interest payable quarterly
      at a fixed rate of 6.61% and a maturity date of February 9, 2006     25,000       25,000
   $70,000,000 due in annual installments of $14,000,000
      commencing April 30, 2009 with interest payable semi-annually
      at a fixed rate of 7.27% and a maturity date of April 30, 2013       70,000           -
Other long term debt                                                           28           83
Installment notes with maturities through 2005 with various
      interest rates                                                        2,754        1,766
                                                                          177,566      112,795
Less current installments                                                  (7,179)      (6,904)
                                                                       $  170,387   $  105,891
                                                                       ===========  ===========

     The debt covenants on the notes payable are substantially consistent with the revolving credit facility. Aggregate maturities of long-term debt are $7,179,000, $6,412,000, $6,066,000,
$13,195,000 and $17,857,000 in 2002 through 2006, respectively, and $126,857,000 thereafter.
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
     Ace also participates in several multi-employer plans covering union employees. Amounts charged to expense and contributed to the plans totaled approximately $212,000, $222,000 and $233,000 in 2001, 2000 and 1999, respectively.

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
Upon voluntary or involuntary liquidation or bankruptcy, Class B and Class C shareholders would first receive amounts to repurchase the shares at prices previously set by the Company's Board of
Directors from the net assets of the Company.  If the available net assets are not sufficient, each outstanding share of Class B and Class C stock will share in the distribution of the
Company's net assets in proportion to its purchase or redemption price to the total available for payment.

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
                                  =========  =========  =========

(9) Segments
     The Company is principally engaged as a wholesaler of hardware and related products and is a manufacturer of paint products. The Company's customers consist principally of its member dealers.  No single customer or commonly-controlled group of customers accounted for more than 10% of the Company's consolidated sales during 2001, 2000 and 1999.

     The Company identifies segments based on management responsibility and the nature of the business activities of each component of the Company. The Company measures segment earnings as operating earnings including an allocation for interest expense and income taxes. The net sales from external categories included in the other category are primarily generated from company-owned retail locations.  Information regarding the identified segments and the related reconciliation to consolidated information are as follows:

                                                        December 29, 2001
                                                         (000's omitted)
                                                                   Elimination of
                                                   Paint            Intersegment
                                     Wholesale Manufacturing Other   Activities  Consolidated
Net sales from external customers   $2,880,187 $  18,668     $52,974         -     $2,951,829
Intersegment sales                      27,881   110,621          -    (138,502)           -
Interest expense                        23,156     1,094       1,459     (2,553)       23,156
Depreciation and amortization           25,520     1,768       1,933         -         29,221
Segment profit (loss)                   63,504    11,255      (1,330)      (360)       73,069
Identifiable segment assets          1,075,358    62,205      49,742    (18,514)    1,168,791
Expenditures for long-lived assets      47,165     1,673       2,592         -         51,430

                                                       December 30, 2000
                                                        (000's omitted)
                                                                   Elimination of
                                                   Paint            Intersegment
                                     Wholesale Manufacturing Other   Activities  Consolidated
Net sales from external customers   $2,934,302 $  20,852     $44,347         -     $2,999,501
Intersegment sales                      28,641   100,780          -    (129,421)           -
Interest expense                        21,803     1,209       1,278     (2,487)       21,803
Depreciation and amortization           29,176     1,694       1,403         -         32,273
Segment profit (loss)                   73,540     9,739      (2,452)      (435)       80,392
Identifiable segment assets          1,026,130    68,130      48,775    (19,225)    1,123,810
Expenditures for long-lived assets      39,807       937       3,905         -         44,649

                                                        January 1, 2000
                                                        (000's omitted)
                                                                   Elimination of
                                                   Paint            Intersegment
                                     Wholesale Manufacturing Other   Activities  Consolidated
Net sales from external customers   $3,179,327 $  27,268     $26,265         -     $3,232,860
Intersegment sales                      22,647   100,758          -    (123,405)           -
Interest expense                        16,651     1,383         590     (1,973)       16,651
Depreciation and amortization           21,022     1,589         785         -         23,396
Segment profit (loss)                   85,574     9,475      (1,819)      (668)       92,562
Identifiable segment assets            975,618    78,057      40,235    (12,426)    1,081,484
Expenditures for long-lived assets      35,027     2,846       5,201         -         43,074

     Net sales and long-lived assets by geographic region based upon customer location for 2001, 2000 and
1999 were as follows:

                                December 29, 2001  December 30, 2000  January 1, 2000
                                                   (000's omitted)
Net sales:
   United States                  $2,825,289         $2,803,090         $3,026,625
   Foreign countries                 126,540            196,411            206,235
      Total                       $2,951,829         $2,999,501         $3,232,860
                                  ==========         ==========         ==========
Long-lived assets, net:
   United States                  $  285,345         $  258,802         $  254,747
   Foreign countries                   2,162              3,088              4,431
      Total                       $  287,507         $  261,890         $  259,178
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
(11) Other Information
     The Company expenses advertising costs the first time the advertising takes place. Gross advertising expense, prior to income offsets from dealers and suppliers, amounting to $94,553,000, $93,340,000 and
$95,389,000 was charged to operations in 2001, 2000 and 1999, respectively.  Cost reimbursements from dealers and suppliers amounted to $92,376,000, $93,535,000 and $93,760,000 for 2001, 2000
and 1999, respectively.
     Interest paid was $20,574,000, $20,256,000 and $16,411,000 in 2001, 2000 and 1999, respectively, net of capitalized interest of $289,000, $715,000 and $234,000 in 2001, 2000 and 1999, respectively.

     Other income, net consists primarily of interest income, past due and low volume retailer charges, gains on the sales of property and equipment, and earnings, losses or adjustments of minority-owned investments as follows:

                                                                     2001      2000      1999
    Interest Income                                               $ 6,476   $ 7,320   $ 5,023
    Past due and low volume retailer charges                        5,318     4,620     4,401
    Gains on the sales of property and equipment, net               4,945       418        38
    Earnings (losses) of minority-owned investments                (1,048)     (764)     (117)
    Adjustment of minority-owned investment                        (5,000)   (3,300)       -
    Gain on pension plan termination                                   -      3,599        -
    Other                                                            (729)      786     1,071
    Total                                                         $12,058   $14,207   $10,416
                                                                  ========  ========  ========