Form 10-Q
period 2002-06-29
ACE HARDWARE CORP
filed 2002-08-13
CIK 2024

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 29, 2002

[] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from_____to______

Commission File Number 2-55860

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

                      Class                                                                                        Outstanding at June 29, 2002                                                                          Class A Voting Stock - $1,000 par value                                                              3,673 shares
Class B Stock - $1,000 par value                                                                           2,048 shares
Class C Stock - $ 100 par value                                                                      2,773,673 shares

ACE HARDWARE CORPORATION

INDEX

Part I. - Financial Information:                                                                                                         Page No.

      Item 1. Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets -
               June 29, 2002 and December 29, 2001                                                                                     1

        Condensed Consolidated Statements of Earnings and
               Condensed Consolidated Statements of Comprehensive
                Income - Twenty-six Weeks and Thirteen Weeks Ended
                June 29, 2002 and June 30, 2001                                                                                             2

        Condensed Consolidated Statements of Cash Flows -
               Twenty-six Weeks Ended June 29, 2002
               and June 30, 2001                                                                                                                      3

        Notes to Condensed Consolidated Financial Statements                                                      4 - 5

     Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                                                                       6 - 8

    Item 3. Quantitative and Qualitative Disclosures About
        Market Risk                                                                                                                                     8

Part II. - Other Information

    Item 4. Submission of Matters to a Vote of Security Holders                                                   9

    Item 6. Exhibits and Reports on Form 8-K                                                                                    9

PART I. FINANCIAL INFORMATION
ACE HARDWARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's omitted)

                                                                                                                                    June 29,               December 29,
                                                                                                                                       2002                          2001
                                                                                                                                 (Unaudited)

ASSETS

Current Assets:
  Cash and cash equivalents                                                                             $         22,364              $         25,213
  Short-term investments                                                                                               17,987                        17,158
  Accounts receivable, net                                                                                          388,997                      369,035
  Merchandise inventory                                                                                             392,378                      412,568
  Prepaid expenses and other current assets                                                              17,108                        16,295

     Total current assets                                                                                               838,834                      840,269

Property and equipment, net                                                                                      279,120                      287,507
Other assets                                                                                                                    43,123                        41,015

                                                                                                                                $   1,161,077               $   1,168,791

LIABILITIES AND MEMBER DEALERS' EQUITY

Current Liabilities:
  Current installment of long-term debt                                                             $          7,183               $          7,179
  Short-term borrowings                                                                                                  8,500                         72,600
  Accounts payable                                                                                                     495,596                       409,789
  Patronage dividends payable in cash                                                                      19,335                         34,229
  Patronage refund certificates payable                                                                     13,203                           9,084
  Accrued expenses                                                                                                      67,026                         81,062

        Total current liabilities                                                                                       610,843                       613,943

Long-term debt                                                                                                           166,519                        170,387
Patronage refund certificates payable                                                                      74,186                          77,401
Other long-term liabilities                                                                                           28,647                          27,184

      Total liabilities                                                                                                      880,195                        888,915

Member dealers' equity:
  Class A Stock of $1,000 par value                                                                             3,794                            3,693
  Class B Stock of $1,000 par value                                                                              6,499                            6,499
  Class C Stock of $100 par value                                                                             284,176                        260,224
  Class C Stock of $100 par value, issuable to dealers
     for patronage dividends                                                                                         13,149                          23,284
  Additional stock subscribed, net                                                                                  248                               303
  Retained deficit                                                                                                          (23,844)                        (17,591)
  Contributed capital                                                                                                     13,485                           13,485
  Accumulated other comprehensive income                                                               (793)                          (1,239)

                                                                                                                                       296,714                         288,658
Less: Treasury Stock, at cost                                                                                    (15,832)                           (8,782)

        Total member dealers' equity                                                                            280,882                          279,876

Total Liabilities and Member Dealers' Equity                                                  $ 1,161,077                    $ 1,168,791

See accompanying notes to condensed consolidated financial statements.

ACE HARDWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(000's omitted)
(Unaudited)

                                                                                                         Thirteen Weeks Ended  Twenty-six Weeks Ended
                                                                                                            June 29,        June 30,       June 29,          June 30,
                                                                                                               2002               2001             2002                2001

Net sales                                                                                          $ 841,153      $ 808,288    $1,548,320      $1,481,114
Cost of sales                                                                                      757,440          731,613     1,405,715         1,344,591

Gross profit                                                                                          83,713            76,675        142,605            136,523

Operating expenses:
Distribution operations                                                                      13,441            15,798          28,110              32,670
Selling, general and administrative                                                   15,891            15,937          31,806              33,137
Retail success and development                                                       16,991            19,489          35,101             38,064

Total operating expenses                                                                   46,323            51,224          95,017            103,871

Operating income                                                                                37,390             25,451          47,588             32,652

Interest expense                                                                                   (5,848)            (5,993)        (11,562)          (11,596)
Other income, net                                                                                  2,518              4,323             4,852               7,533
Income taxes                                                                                            (552)            (1,606)              890              (1,378)

Net earnings                                                                                     $  33,508         $  22,175      $  41,768         $  27,211

Distribution of net earnings:
    Patronage dividends                                                                   $  34,935         $  24,649      $  48,021         $  32,859
    Retained earnings                                                                            (1,427)            (2,474)          (6,253)            (5,648)

Net earnings                                                                                     $  33,508        $  22,175       $  41,768         $  27,211

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(000's omitted)
(Unaudited)

                                                                                                            Thirteen Weeks Ended Twenty-six Weeks Ended
                                                                                                               June 29,        June 30,        June 29,       June 30,
                                                                                                                 2002               2001              2002              2001

Net earnings                                                                                       $  33,508       $  22,175        $  41,768       $  27,211
Unrealized gains on securities                                                                  (30)              (419)                (91)               (80)
Foreign currency translation, net                                                            592                824                  537              (356)

Comprehensive income                                                                    $  34,070       $  22,580        $  42,214       $  26,775

See accompanying notes to condensed consolidated financial statements.

ACE HARDWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(000's omitted)
(Unaudited)

                                                                                                                                          Twenty-Six Weeks Ended
                                                                                                                                     June 29,                        June 30,
                                                                                                                                        2002                               2001

Operating activities:
                  Net earnings                                                                                          $       41,768               $       27,211

    Adjustments to reconcile net earnings
    to net cash used in operating activities:
                 Depreciation and amortization                                                                      15,888                       13,855
                 Gain on sale of property and equipment,
                      Net of deferred taxes of $1,522                                                                        -                           (2,953)
                 Increase in accounts receivable, net                                                           (19,962)                     (31,139)
                 Decrease in inventories                                                                                  20,190                            484
                 Increase in prepaid expenses and
                     other current assets                                                                                        (887)                       (1,208)
                 Increase in accounts payable and
                     accrued expenses                                                                                         71,771                       49,351
                 Increase in other long-term liabilities                                                              1,463                         2,061

    Net Cash Provided by Operating Activities                                                           130,231                       57,662

Investing Activities:
                Purchase of (proceeds from) short-term
                    investments                                                                                                       (829)                        1,260
                Purchase of property and equipment                                                             (7,427)                     (34,338)
                Increase (decrease) in other assets                                                                (1,662)                            468

    Net Cash Used in Investing Activities                                                                      (9,918)                      (32,610)

Financing Activities:
               Payments of short-term borrowings                                                              (64,100)                      (39,500)
               Proceeds from issuance of long-term debt                                                            -                           70,000
               Principal payments on long-term debt                                                            (3,864)                         (2,619)
               Payments of patronage refund certificates
                   and patronage financing deductions                                                         (14,633)                      (10,657)
               Proceeds from sale of common stock                                                                   714                              802
               Repurchase of common stock                                                                           (7,050)                      (10,552)
               Payments of cash portion of patronage dividend                                        (34,229)                     (34,764)

     Net Cash Used in Financing Activities                                                                 (123,162)                      (27,290)

Decrease in Cash and Cash Equivalents                                                                        (2,849)                        (2,238)

Cash and Cash Equivalents at Beginning of Period                                                     25,213                        24,644

Cash and Cash Equivalents at End of Period                                                       $       22,364                $       22,406

See accompanying notes to condensed consolidated financial statements.

ACE HARDWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1)     General

The condensed consolidated interim period financial statements presented herein do not include all of the information and disclosures required in annual financial statements and have not been audited, as permitted by the rules and regulations of the Securities and Exchange Commission. The condensed consolidated interim period financial statements should be read in conjunction with the annual financial statements included in the Ace Hardware Corporation Annual Report on Form 10-K/A as filed with the Securities and Exchange Commission on May 31, 2002. In the opinion of management, these financial statements have been prepared in conformity with accounting principles generally accepted in the United States and reflect all adjustments necessary for a fair statement of the results of operations and cash flows for the interim periods ended June 29, 2002 and June 30, 2001 and of the Company's financial position as of June 29, 2002. All such adjustments are of a normal recurring nature. The results of operations for the thirteen week and twenty-six week periods ended June 29, 2002 and June 30, 2001 are not necessarily indicative of the results of operations for a full year.

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

3)     Reclassifications

Certain financial statement reclassifications have been made to prior year and prior quarter amounts to conform to comparable classifications followed in 2002. During 2002, the Company reclassified as sales and cost of sales certain shipping and handling costs that had previously been presented on a net basis within distribution operations expenses and reclassified certain amounts within selling, general and administrative expenses to distribution operations expenses.

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

                                                                                                     Twenty-six Weeks Ended
                                                                                                                June 29, 2002
                                                                                                                                                Elimination
                                                         Paint                                    Intersegment
                                           Wholesale     Manufacturing         Other          Activities         Consolidated
Net Sales from External Customers $    1,512,198    $    12,110             $    24,012                          -      $    1,548,320
Intersegment Sales                                 11,116           64,081          -       (75,197)                        -
Segment Earnings (Loss)            36,562             8,938                   (3,532)         (200)               41,768

                                                                                  Twenty-six Weeks Ended
                                                                                             June 30, 2001
                                                               Elimination
                                                         Paint                                    Intersegment
                                           Wholesale       Manufacturing         Other          Activities         Consolidated
Net Sales from External Customers $    1,444,664    $    10,522              $    25,928               -         $    1,481,114
Intersegment Sales                                 12,341          56,840         -      (69,181)                        -
Segment Earnings (Loss)            22,396            6,839  (1,904)        (120)               27,211

                                                                                    Thirteen Weeks Ended
                                                                                          June 29, 2002
                                                             Elimination
                                                       Paint               Intersegment
                                         Wholesale       Manufacturing         Other          Activities         Consolidated
Net Sales from External Customers $       821,278     $       6,497            $    13,378              -        $       841,153
Intersegment Sales                                 6,891            33,321        -     (40,212)                     -
Segment Earnings (Loss)         28,850              4,981   177        (200)            33,508

                                                                                   Thirteen Weeks Ended
                                                                                         June 30, 2001
                                                              Elimination
                                                        Paint                Intersegment
                                          Wholesale       Manufacturing         Other          Activities          Consolidated
Net Sales from External Customers  $       787,403     $       6,368            $    14,517              -     $        808,288
Intersegment Sales                                  8,120            32,921         -     (41,041)                        -
Segment Earnings (Loss)          18,397               4,477   (579)       (120)               22,175

  ACE HARDWARE CORPORATION
  PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Thirteen Weeks Ended June 29, 2002 compared to Thirteen Weeks Ended June 30, 2001.

Results of Operations

Consolidated sales increased 4.1%. Domestic sales increased 3.8% primarily due to conversions of new stores to the Ace program and continued growth of same store sales. Domestic sales were positively impacted by the Memorial Day Weekend sale. International sales increased 10.9% primarily from growth within existing customers.

Gross profit increased $7.0 million and increased as a percent of total sales from 9.49% in 2001 to 9.95% in 2002. Excluding company-owned retail stores, gross profit was 9.47% of sales in 2002. The increase as a percent of sales resulted primarily from increased handling charges due to a shift toward handled sales, lower retailer product returns and increased paint margin due to lower raw material costs.

Distribution operations expenses decreased $2.4 million from 2001 and decreased as a percent of handled sales from 2.76% in 2001 to 2.18% in 2002 primarily due to improved productivity, lower fixed costs as a result of the east coast distribution center reconfiguration and the closure of a Canadian distribution center.

Selling, general and administrative expenses were flat with 2001, however, decreased as a percent of total sales from 1.97% in 2001 to 1.89% in 2002 driven by increased sales and continued focus on cost controls.

Retail success and development expenses decreased $2.5 million from 2001 primarily due to favorable timing of advertising cost reimbursements, continued cost control measures put in place in 2001 and lower company-owned store operating costs. These expenses consist primarily of field personnel and related costs, marketing, advertising, and training programs for Ace retailers and expenses of company-owned retail operations. Ace continues to make investments in retail initiatives under its Vision 21 strategy to support Ace Retailers.

Interest expense decreased $145,000 due to lower interest rates and lower average borrowing levels under the revolving credit facility.

Other income decreased $1.8 million primarily due to 2001 non-recurring gains recognized on the sale of two distribution centers offset by a 2001 partial write-down of a minority-owned investment of $3.0 million. Additionally, lower retailer past due and low volume service charges were offset by increased income on non-controlling investments in affiliates.

Income taxes decreased $1.1 million primarily due to the tax incurred on the sale of two retail support centers in 2001.

Twenty-six Weeks Ended June 29, 2002 compared to Twenty-six Weeks Ended June 30, 2001.

Results of Operations

Consolidated sales increased 4.5%. Domestic sales increased 4.7% while International sales were affected by lower sales in Canada. The increase in domestic sales was primarily due to higher sales to our existing retailer base, lower retailer cancellations and sales to newly affiliated retailers.

Gross profit increased $6.1 million and decreased slightly as a percent of total sales from 9.22% in 2001 to 9.21% in 2002. The increase primarily resulted from higher handling charges due to a shift in sales mix towards handled sales, lower retailer product returns and increased paint margin due to lower raw material costs partially offset by inventory adjustments.

Distribution operations expenses decreased $4.6 million from 2001 and decreased as a percent of handled sales from 3.13% in 2001 to 2.52% in 2002 primarily due to improved productivity, lower fixed costs as a result of the east coast distribution center reconfiguration and the closure of a Canadian distribution center.

Selling, general and administrative expenses decreased $1.3 million or 4.0% due to continued cost control measures put in place in 2001 and additional income realized on the spring convention.

Retail success and development expenses decreased $3.0 million or 7.8% from 2001 primarily due to favorable timing of advertising cost reimbursements, improvements in retail technology and continued cost control measures put in place in 2001. These expenses consist primarily of field personnel and related costs, marketing, advertising, and training programs for Ace retailers and expenses of company-owned retail operations. Ace continues to make investments in retail initiatives under its Vision 21 strategy to support Ace Retailers.

Other income decreased $2.7 million primarily due to 2001 non-recurring gains recognized on the sale of two distribution centers offset by a 2001 partial write-down of a minority-owned investment of $3.0 million. Other income was also impacted by increased income on non-controlling investments of $1.1 million offset by a decline in retailer past due and low volume charges and lower interest income.

Income taxes decreased $2.3 million primarily due to the taxes incurred on the sale of two retail support centers in 2001.

Liquidity and Capital Resources

Ace's ability to generate cash adequate to meet its needs ("liquidity") results from internally generated funds, short-term lines of credit and long-term financing.

Cash flow generated from operations provides a significant source of liquidity.  Through the second quarter of 2002, cash provided by operations increased to $130.2 million compared to $57.7 million in the same period of 2001.  The increase was primarily due to an increase in net earnings, reduction of inventory and a growth in accounts payable due to the timing of vendor dating programs.

Cash used in investing activities through the second quarter of 2002 was $9.9 million compared to $32.6 million in the comparable period last year.  The decrease was primarily due to decreased expenditures for the distribution network. Capital expenditures of $7.4 million were financed out of current and accumulated internally generated funds and short-term borrowings.

Cash used in financing activities through the second quarter of 2002 was $123.2 million compared to $27.3 million in the comparable period last year.  In the second quarter of 2001, Ace obtained proceeds of $70 million from the issuance of Senior Notes to fund capital investments made in 2000 and 2001.

Ace has an established, unsecured revolving credit facility with a group of banks.   Ace has unsecured lines of credit of $185.0 million of which $176.5 million was available at June 29, 2002.  Borrowing under these lines of credit bear interest at a spread over LIBOR based upon quarterly debt to EBITDA ratios. Long-term financing is arranged as determined necessary to meet Ace's capital or other requirements, with principal amount, timing and form dependent on prevailing debt markets and general economic conditions.

The Company expects that existing and internally generated funds, along with new and established lines of credit and long-term financing, will continue to be sufficient in the foreseeable future to finance the Company's working capital requirements and patronage dividend and capital expenditures programs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company's market risk during the twenty-six   week  period ended June 29, 2002. For additional information, refer to Item 7a in the  Company's Annual Report on Form 10-K/A for the year ended December 29, 2001.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

          The following information is furnished with respect to matters submitted to a vote of the shareholders of the registrant at a meeting thereof held during the quarter covered by this report:

          (a)      Date of meeting: June 3, 2002 - said meeting was
                    an annual meeting.

          (b)     1.     The following director was elected at said
                            meeting for a three year term expiring in 2005:

                                           Jeffery M. Schulein

                   2.     The following directors were reelected at said
                            meeting for a three year term expiring in 2005:

                                           Richard F. Baalmann, Jr.
                                           J. Thomas Glenn
                                           Richard W. Stine

                   4.     The names of the other directors other than the
                           above elected directors whose terms of office
                           as directors continue after the meeting are:

                                           Eric R. Bibens II
                                           Daniel L. Gust
                                           D. William Hagan
                                           Howard J. Jung
                                           Richard A. Karp
                                           David S. Ziegler

Item 6. Exhibits and Reports on Form 8-K

            (a)     Exhibits

  Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            (b) A Form 8-K was filed on August 8, 2002 containing:

  Statements submitted under oath by the Company's President and Chief Executive Officer, David F. Hodnik, and Executive Vice President (Principal Financial and Accounting Officer), Rita D. Kahle, in response to the order of the Securities and Exchange Commission pursuant to Section 21(a)(1) of the Securities Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACE HARDWARE CORPORATION

/s/ Rita D. Kahle                                                               DATE August 13, 2002
Rita D. Kahle
Executive Vice President

(Principal Financial and Accounting
Officer, and duly authorized
Officer of the registrant)