Form 10-Q
period 2002-09-28
ACE HARDWARE CORP
filed 2002-11-12
CIK 2024

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 28, 2002

[] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from_______to_______

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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

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

                       Class                                                      Outstanding at November 5, 2002
Class A Voting Stock - $1,000 par value                                             3,620 shares
Class B                         $1,000 par value                                             1,976 shares
Class C                         $   100 par value                                      2,719,613 shares

ACE HARDWARE CORPORATION
INDEX

Part I. - Financial Information                                                                                                   Page No.

            Item 1. Condensed Consolidated Financial Statements

                        Condensed Consolidated Balance Sheets -
                                September 28, 2002 and December 29, 2001                                               1

                        Condensed Consolidated Statements of Earnings and
                                Condensed Consolidated Statements of Comprehensive
                                Income - Thirteen Weeks Ended and Thirty-nine Weeks Ended
                                September 28, 2002 and September 29, 2001                                              2

                        Condensed Consolidated Statements of Cash Flows -
                                Thirty-nine Weeks Ended September 28, 2002
                                and September 29, 2001                                                                              3

                        Notes to Consolidated Financial Statements                                                       4 - 6

                        Item 2. Management's Discussion and Analysis of Financial
                                    Condition and Results of Operations                                                      7 - 9

                        Item 3. Quantitative and Qualitative Disclosures About
                                    Market Risk                                                                                            9

                        Item 4. Controls and Procedures                                                                         9

Part II. - Other Information

                        Item 6. Exhibits and Reports on Form 8-K                                                        10

PART I.  FINANCIAL INFORMATION
ACE HARDWARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's omitted)

                                                                         September 28,                    December 29,
                                                                                2002                                  2001
                                                                           (Unaudited)
                                          ASSETS
Current Assets
      Cash and cash equivalents                             $         24,178                    $       25,213
      Short-term investments                                             16,489                             17,158
      Accounts receivable, net                                         316,049                           369,035
      Merchandise inventory                                            401,517                           412,568
      Prepaid expenses and other current assets                 16,684                             16,295

             Total current assets                                          774,917                           840,269

Property and equipment, net                                          287,255                          287,507
Other assets                                                                    45,259                            41,015
                                                                            $    1,107,431                   $  1,168,791

                 LIABILITIES AND MEMBER DEALERS' EQUITY
Current Liabilities
      Current installment of long-term debt               $           6,162                   $        7,179
      Short-term borrowings                                               41,900                           72,600
      Accounts payable                                                     370,430                         409,789
      Patronage dividends payable in cash                            32,192                           34,229
      Patronage refund certificates payable                           13,165                             9,084
      Accrued expenses                                                       81,847                           81,062

             Total current liabilities                                         545,696                         613,943

Long-term debt                                                               165,020                         170,387
Patronage refund certificates payable                                 81,097                           77,401
Other long-term liabilities                                                   29,084                           27,184

     Total liabilities                                                             820,897                         888,915

Member dealers' equity
      Class A Stock of $1,000 par value                                3,815                           3,693
      Class B Stock of $1,000 par value                                6,499                           6,499
      Class C Stock of $100 par value                               284,445                       260,224
      Class C Stock of $100 par value, issuable to dealers
           for patronage dividends                                          21,893                         23,284
      Additional stock subscribed, net                                       263                              303
      Retained deficit                                                          (23,837)                       (17,591)
      Contributed capital                                                      13,485                         13,485
      Accumulated other comprehensive income                       (789)                        (1,239)
                                                                                       305,774                        288,658
Less: Treasury Stock, at cost                                            (19,240)                         (8,782)

           Total member dealers' equity                                 286,534                        279,876

Total liabilities and member dealers' equity                $   1,107,431                 $   1,168,791

See accompanying notes to condensed consolidated financial statements.

ACE HARDWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(000's omitted)
(Unaudited)

                                                Thirteen Weeks Ended               Thirty-nine Weeks Ended
                                         September 28,   September 29,    September 28,   September 29,
                                                2002                  2001                  2002                  2001

Net sales                            $       749,811  $       722,981     $   2,298,131     $   2,204,095
Cost of sales                                669,146          648,918           2,074,861          1,993,509

Gross profit                                   80,665            74,063              223,270              210,586

Operating expenses:
Distribution operations                   14,132            15,771                42,242                48,441
Selling, general and administrative   15,209            14,897                47,015               48,034
Retail success and development     16,007            17,510                 51,108               55,574

Total operating expenses               45,348            48,178               140,365             152,049

Operating income                          35,317            25,885                 82,905               58,537

Interest expense                             (5,347)            (5,715)              (16,909)            (17,311)
Other income, net                            2,710               3,096                  7,562              10,629
Income taxes                                    (638)                (412)                    252               (1,790)

Net earnings                        $        32,042   $        22,854      $         73,810    $        50,065

Distribution of Net Earnings
  Patronage dividends                    32,035             23,715                 80,056              56,574
  Retained earnings                                 7                 (861)                (6,246)              (6,509)

Net earnings                        $        32,042   $        22,854        $       73,810     $       50,065

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(000's omitted)
(Unaudited)

                                                    Thirteen Weeks Ended              Thirty-nine Weeks Ended
                                           September 28,   September 29,    September 28,   September 29,
                                                2002                    2001                    2002                  2001

Net earnings                        $         32,042   $         22,854     $        73,810     $        50,065
Unrealized gains on securities               436                   133                    345                      53
Foreign currency translation, net         (432)                 (769)                   105                (1,125)

Comprehensive income        $         32,046   $         22,218     $        74,260     $        48,993

See accompanying notes to condensed consolidated financial statements.

ACE HARDWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(000's omitted)
(Unaudited)

                                                                                                Thirty-nine Weeks Ended
                                                                                        September 28,           September 29,
                                                                                                2002                          2001

Operating Activities
   Net earnings                                                                  $          73,810          $          50,065

     Adjustments to reconcile net earnings
   to net cash provided by operating activities:
        Depreciation and amortization                                               23,983                      21,240
        Gain on sale of property and equipment,
            net of deferred taxes of $1,587                                              -                           (3,079)
        Decrease in accounts receivable, net                                      52,986                     43,636
        Decrease (increase) in inventories                                          11,051                    (61,195)
        Increase in prepaid expenses and
            other current assets                                                               (500)                     (2,849)
        Decrease in accounts payable and
            accrued expenses                                                             (38,574)                     (2,978)
        Increase in other long-term liabilities                                         1,900                        2,847
     Net Cash Provided by Operating Activities                              124,656                      47,687

Investing Activities:
        Proceeds from sale of (purchase of) short-term
            investments                                                                           669                            (88)
        Purchase of property and equipment                                   (23,620)                     (48,838)
        Increase in other assets                                                         (3,794)                       (2,205)
     Net Cash Used in Investing Activities                                      (26,745)                    (51,131)

Financing Activities:
        Payments of short-term borrowings                                        (30,700)                    (3,000)
        Proceeds from issuance of long-term debt                                   -                          70,000
        Principal payments on long-term debt                                       (6,384)                    (2,840)
        Payments of patronage refund certificates
            and patronage financing deductions                                     (18,194)                 (13,633)
        Proceeds from sale of common stock                                         1,019                     1,161
        Repurchase of common stock                                                 (10,458)                 (12,498)
        Payments of cash portion of patronage dividend                      (34,229)                 (34,764)
Net Cash Provided by (Used in) Financing Activities                       (98,946)                    4,426

Increase (decrease) in Cash and Cash Equivalents                             (1,035)                       982

Cash and Cash Equivalents at beginning of period                             25,213                   24,644

Cash and Cash Equivalents at end of period                       $            24,178           $       25,626

See accompanying notes condensed consolidated financial statements.

ACE HARDWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1)      General

                     The condensed consolidated interim period financial statements presented herein do not include all of the information and disclosures required in annual financial statements and have not been audited, as permitted by the rules and regulations of the Securities and Exchange Commission.  The condensed consolidated interim period financial statements should be read in conjunction with the annual financial statements included in the Ace Hardware Corporation Annual Report on Form 10-K/A as filed with the
                    Securities and Exchange Commission on May 31, 2002. In the opinion of management, these financial statements have been prepared in conformity with accounting principles generally accepted in the United States and reflect all adjustments necessary for a fair presentation of the results of operations and cash flows for the interim periods ended
                    September 28, 2002 and September 29, 2001, and of the Company's financial position as of September 28, 2002. All such adjustments are of a normal recurring nature. The results of operations for the thirteen week and thirty-nine week periods ended
                    September 28, 2002 and September 29, 2001 are not necessarily indicative of the results of operations for a full year.

2)      Patronage Dividends

          The Company operates as a cooperative organization and will pay patronage dividends to consenting member dealers based on the earnings derived from business done with such dealers. It has been the practice of the Company to distribute substantially all patronage sourced earnings in the form of patronage dividends.

          Net earnings and patronage dividends will normally be similar since substantially all patronage sourced net earnings are paid to consenting member dealers. International dealers signed under a Retail Merchant agreement are not eligible for patronage dividends and related earnings or losses are not included in patronage sourced earnings.

3)      Reclassifications

          Certain financial statement reclassifications have been made to prior year and prior interim period amounts to conform to comparable classifications followed in 2002.
          During 2002, the Company reclassified as sales and cost of sales certain shipping and handling costs that had previously been presented on a net basis within distribution operations expenses and reclassified certain amounts within selling, general and administrative expenses to distribution operations expenses.

4)      Segments

                    The Company is principally engaged as a wholesaler of hardware and related products and manufactures paint products. The Company identifies segments based on management responsibility and the nature of the business activities of each component of the Company. The Company measures segment earnings as operating earnings including an allocation for administrative expenses, interest expense and income taxes. The net sales from external customers included in the other category are primarily generated from company-owned retail locations. Information regarding the identified segments and the related reconciliation to the consolidated financial information is as follows:

                                                                                     Thirty-Nine Weeks Ended
                                                                                           September 28, 2002
                                                                                                                           Elimination
                                                                                        Paint                          Intersegment
                                                            Wholesale      Manufacturing      Other      Activities      Consolidated
Net Sales from External Customers       $2,245,168    $       15,455    $ 37,508  $           -        $2,298,131
Intersegment Sales                                       17,557             95,757                -     (113,314)                      -
Segment Earnings (Loss)                              63,400            13,708        (3,065)          (233)             73,810

                                                                                     Thirty-Nine Weeks Ended
                                                                                           September 29, 2001
                                                                                                                          Elimination
                                                                                       Paint                         Intersegment
                                                            Wholesale     Manufacturing     Other      Activities        Consolidated
Net Sales from External Customers       $2,149,826   $       13,921   $ 40,348  $           -          $2,204,095
Intersegment Sales                                       19,850            89,628               -    (109,478)                         -
Segment Earnings (Loss)                              41,707            10,420       (1,822)         (240)              50,065

                                                                                         Thirteen Weeks Ended
                                                                                           September 28, 2002
                                                                                                                           Elimination
                                                                                        Paint                          Intersegment
                                                            Wholesale      Manufacturing      Other      Activities      Consolidated
Net Sales from External Customers       $   732,970    $         3,345    $ 13,496  $           -        $   749,811
Intersegment Sales                                         6,441             31,676                -      (38,117)                       -
Segment Earnings (Loss)                              26,838             4,770            467             (33)             32,042

                                                                                         Thirteen Weeks Ended
                                                                                           September 29, 2001
                                                                                                                          Elimination
                                                                                       Paint                         Intersegment
                                                            Wholesale     Manufacturing      Other      Activities       Consolidated
Net Sales from External Customers       $  705,162    $         3,399    $ 14,420  $           -        $    722,981
Intersegment Sales                                        7,509             32,788                -     (40,297)                         -
Segment Earnings (Loss)                             19,311               3,581              82         (120)               22,854

5)      Subsequent Event

           On October 22, 2002, the Company announced that it had entered into a letter of intent to sell all of the issued and outstanding shares of Ace Hardware Canada
           Limited, a wholly-owned subsidiary. Proceeds from the sale are expected to be approximately US $14 million, reflecting the value of inventory, trade receivables and net tax operating losses. Additionally, the Company will receive ongoing royalties for the use of the Ace name. The transaction is expected to close in December 2002.
           Based on the terms of the letter of intent, the Company expects to record a fiscal
           2002 fourth quarter loss in discontinued operations in the range of US $1.0 to US $5.0 million, net of tax, related to the operation and disposal of its interest in Ace Canada, including all related shut-down costs, severance and contractual lease commitments.

  ACE HARDWARE CORPORATION
        PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Thirteen Weeks Ended September 28, 2002 compared to Thirteen Weeks Ended
        September 29, 2001

        Results of Operations

        Consolidated sales increased 3.7%. Domestic sales increased 4.0% primarily due to conversions of new stores to the Ace program and continued growth of same store sales together with lower retailer cancellations partially offset by a decrease in sales to non-coop members. International sales declined 2.6% primarily due to lower sales to our existing customers.

        Gross profit increased $6.6 million and increased as a percent of total sales from 10.24% in
        2001 to 10.76% in 2002. Excluding company-owned retail stores, gross profit was 10.22%
        of sales in 2002. The increase as a percent of sales resulted primarily from increased handling charges due to a shift toward handled sales, lower retailer product returns and increased paint margin due to lower raw material costs.

        Distribution operations expenses decreased $1.6 million from 2001 and decreased as a percent of handled sales from 2.80% in 2001 to 2.38% in 2002 primarily due to improved productivity, continued cost controls and the closure of a Canadian distribution center.

        Selling, general and administrative expenses increased $312,000 over 2001; however, decreased as a percent of total sales from 2.06% in 2001 to 2.03% in 2002 driven by a continued focus on cost controls together with a reduction of expenses within the Canadian operations and lease savings due to the purchase of the corporate office location.

        Retail success and development expenses decreased $1.5 million from 2001 primarily due to continued cost control measures put in place in 2001 and the timing of retailer and vendor advertising cost reimbursements. These expenses consist primarily of field personnel and related costs, marketing, advertising, and training programs for Ace retailers and expenses of company-owned retail operations. Ace continues to make investments in retail initiatives under its Vision 21 strategy to support Ace Retailers.

        Interest expense decreased $368,000 due to lower interest rates and lower average borrowing levels under the revolving credit facility.

        Other income decreased $386,000 primarily due to a decline in retailer past due and low volume service charges and lower interest income.

        Income taxes increased $226,000 primarily due to increased income recognized on non-
        patronage activities.

        Thirty-nine Weeks Ended September 28, 2002 compared to Thirty-Nine Weeks Ended
        September 29, 2001

        Results of Operations

        Consolidated sales increased 4.3%. Domestic sales increased 4.5% while International sales were affected by lower sales in Canada. The increase in domestic sales was primarily due to higher sales to our existing retailer base, lower retailer cancellations and sales to newly affiliated retailers. This increase was partially offset by a decrease in sales to non-coop members.

        Gross profit increased $12.7 million and increased as a percent of total sales from 9.55% in
        2001 to 9.72% in 2002. The increase primarily resulted from higher handling charges due to a shift in sales mix towards handled sales, lower retailer product returns and freight costs and increased paint margin due to lower raw material costs partially offset by inventory adjustments.

        Distribution operations expenses decreased $6.2 million from 2001 and decreased as a percent of handled sales from 2.98% in 2001 to 2.45% in 2002 primarily due to improved productivity, continued cost controls, lower fixed costs as a result of the east coast distribution center reconfiguration, the closure of a Canadian distribution center and additional volume from logistics operations.

        Selling, general and administrative expenses decreased $1.0 million due to continued cost control measures put in place in 2001, lease savings due to the purchase of the corporate office location and the closure of a Canadian distribution center.

        Retail success and development expenses decreased $4.5 million from 2001 primarily due to favorable timing of advertising cost reimbursements, continued cost control measures put in place in 2001 and lower retail technology costs. These expenses consist primarily of field personnel and related costs, marketing, advertising, and training programs for Ace retailers and expenses of company-owned retail operations. Ace continues to make investments in retail initiatives under its Vision 21 strategy to support Ace Retailers.

        Interest expense decreased $402,000 due to lower interest rates and lower average borrowing levels under the revolving credit facility.

        Other income decreased $3.1 million primarily due to 2001 non-recurring gains recognized on the sale of two distribution centers offset by a 2001 partial write-down of a minority-
        owned investment of $3.0 million. Other income was also impacted by increased income from non-controlling investments of $1.4 million offset by a decline in retailer past due and low volume charges and lower interest income.

        Income taxes decreased $2.0 million primarily due to the taxes incurred on the sale of two retail support centers in 2001 and higher tax benefits from non-patronage activities in 2002.

        Liquidity and Capital Resources

         Ace's sources of cash necessary to operate its business ("liquidity") include internally generated funds, short-term lines of credit and long-term financing.
        Cash flow generated from operations provides a significant source of liquidity.  Through the third quarter of 2002, cash provided by operations increased to $124.7 million compared to $47.7 million in the same period of 2001.  The increase was primarily due to an increase in net earnings, improved receivable collections, and a reduction of inventory.

        Cash used in investing activities through the third quarter of 2002 was $26.7 million compared to $51.1 million in the same period of the prior year.  The decrease was primarily due to decreased expenditures for the distribution network as 2001 included expenditures for the acquisition of Prince George, Virginia distribution center. Net capital expenditures of $23.6 million in 2001 were financed out of current and accumulated internally generated funds and short-term borrowings.

        Cash used in financing activities through the third quarter of 2002 was $98.9 million compared to $4.4 million provided in the comparable period last year.  In the second quarter of 2001, Ace obtained proceeds of $70 million from the issuance of Senior Notes.

        Ace has an established, unsecured revolving credit facility with a group of banks.  Ace has unsecured lines of credit of $185.0 million of which $143.1 million was available at
       September 28, 2002. Borrowing under these lines of credit bear interest at a spread over
       LIBOR based upon quarterly debt to EBITDA ratios. Long-term financing is arranged as determined necessary to meet Ace's capital or other requirements, with principal amount, timing and form dependent on prevailing debt markets and general economic conditions.

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
Item 3.      Quantitative and Qualitative Disclosures About Market Risk

       There have been no material changes in the Company's market risk during the thirty-nine week period ended September 28, 2002. For additional information, refer to Item 7a in the Company's Annual Report on Form 10-K/A for the year ended December 29, 2001.

Item 4.      Controls and Procedures

       Our Chief Executive Officer and Principal Financial Officer have concluded, based on their evaluation within 90 days of the filing date of this report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the
       Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

               (a)      Exhibits

  Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as
                     Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as
                     Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       (b)       A Form 8-K was filed on October 23, 2002 reporting under Item 5:

      A letter of intent entered into by Ace Hardware Corporation to sell all issued and outstanding shares of its wholly-owned subsidiary Ace Hardware
      Canada, Limited.

                                                     SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                ACE HARDWARE CORPORATION

Date: November 12, 2002                                                      /s/ Rita D. Kahle
                                                                                                    Rita D. Kahle
                                                                                            Executive Vice President

                                                                                    (Principal Financial and Accounting
                                                                                           Officer, and duly authorized
                                                                                                Officer of the registrant)

Certification of President and Chief Executive Officer

I, David F. Hodnik, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Ace Hardware
        Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact  or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act
         Rules 13a-14) for the registrant and we have:

             a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b)     evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c)     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing equivalent function):

            a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;
                    and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there  were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: November 12, 2002                                          /s/ David F. Hodnik
                            David F. Hodnik
                            President and Chief Executive Officer

Certification of Executive Vice President (Principal Financial and Accounting
Officer)

I, Rita D. Kahle, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Ace Hardware
        Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact  or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act
         Rules 13a-14) for the registrant and we have:

             a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b)     evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c)     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing equivalent function):

            a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;
                    and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there  were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        Date: November 12, 2002                                       /s/ Rita D. Kahle
           Rita D. Kahle
           Executive Vice President
           (Principal Financial and Accounting Officer)