Form 10-K
period 2002-12-28
ACE HARDWARE CORP
filed 2003-03-24
CIK 2024

                                                         UNITED STATES
                                SECURITIES AND EXCHANGE COMMISSION
                                                    Washington, D.C. 20549
                                                    Form 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                               THE SECURITIES EXCHANGE ACT OF 1934
    For the 2002 fiscal year ended December 28, 2002            Commission File No. 2-55860

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

        State the aggregate market value of the voting and nonvoting stock held by non-affiliates of the Registrant. This
Company's shares are only issued to and held by, its dealer-stockholders. All shares held by these stockholders can be repurchased by the Company when the dealer-stockholder's membership agreement terminates. Thus, there is no market for these shares. The repurchase price for each share of Class A Stock is equal to the par value of $1,000 per share. The repurchase of Class B Stock is equal to twice the par value or $2,000 per share. The repurchase price for each share of Class
C Stock is equal to the par value of $100. As of February 17, 2003, the aggregate value of the Class A Stock, Class B Stock and Class C Stock held by non-affiliates (dealer-stockholders) calculated on the basis of this repurchase price was
$275,876,900.

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

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).        Yes  X
No

        Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date (applicable only to corporation Registrants). Outstanding shares as of February 17, 2003:

                        Class A (voting) Stock,                    $1,000 par value                                     3,594 shares
                        Class B (nonvoting) Stock,             $1,000 par value                                      1,928 shares
                        Class C (nonvoting) Stock,             $   100 par value                               2,684,269 shares

                                                                     PART I

 Item 1. Business

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
Until 1973, the Illinois corporation conducted the business now being engaged in by Ace. Our main executive offices are located at 2200 Kensington Court, Oak Brook, Illinois 60523. Our main telephone number is (630) 990-6600. Our Internet site address is http://www.acehardware.com. We make available free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K as soon as reasonably practicable after we file with or furnish such documents to the Securities and Exchange Commission.

        We operate primarily as a wholesaler of hardware and related products, and we also manufacture paint products. We mainly sell our products to hardware dealers who have Membership Agreements with us. These Membership Agreements allow the hardware dealers to purchase merchandise and services from us and, in most cases, to license one or more of our trademarks. (See the heading "Business " , subheading "Membership Agreements").

        We operate on a cooperative basis and distribute patronage dividends to our eligible member dealers each year on the basis of quantity or value of patronage business that we do with them. (See the heading "Business " , subheading "Distribution of Patronage Dividends").

        As of the end of our 2002 fiscal year on December 28, 2002, there were 4,909 stores having Membership Agreements with us. The States with the largest concentration of members are California (approximately 10%), Texas and Illinois
(approximately 6% each), Florida (approximately 5%) and Michigan and Georgia (approximately 4% each). The States where we shipped the largest percentages of merchandise in fiscal year 2002 were California (approximately 13%), Illinois
(approximately 7%), Florida (approximately 6%), Texas, Michigan and Georgia (approximately 4% each). Approximately
4.0% of our merchandise sales were made to locations outside of the United States and its territories in fiscal 2002.

        The number of member locations that we had during each of our past three fiscal years is summarized in the following table:
                                                                                                             2002         2001        2000
        Member outlets at beginning of period                                                                    4,976         5,011        5,082
        New member outlets                                                                                                        181           220           208
        Member outlets terminated                                                                                            248           255           279

        Member outlets at end of period                                                                                4,909        4,976        5,011
                                                                                                                                                 ====        ====       ====
        Dealers having one or more member outlets at end of period                               3,673        3,778        3,858

        We service our dealers by buying merchandise in quantity lots, mainly from manufacturers. We then warehouse large quantities of this merchandise and sell it in smaller lots to our dealers. Most of the products that we distribute to our members from our warehouses are sold at a price that we establish ("dealer cost"), to which a 10% adder ("handling charge") is generally added. In fiscal year 2002, warehouse sales were 72% of our merchandise sales and bulletin sales were 4% of our merchandise sales with the balance of 24% being direct shipment sales.

        The following is a breakdown of our total warehouse sales for merchandise purchases among various general classes of merchandise for each of the past three fiscal years:

        Class of Merchandise                                                                                               2002          2001          2000
        Paint, cleaning and related supplies                                                                         22%            21%            20%
        Plumbing and heating supplies                                                                                 15%            15%            15%
        Hand and power tools                                                                                                 13%            14%            14%
        Garden, rural equipment and related supplies                                                         15%            14%            14%
        Electrical supplies                                                                                                        11%            12%            12%
        General hardware                                                                                                         11%            11%            12%
        Sundry                                                                                                                             7%              8%              7%
        Housewares and appliances                                                                                         6%             5%              6%

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

        Invoice Amount                                                                                Adder (Handling Charge)
        $ 1,00.00    to    $  999.99                                                                                  2.00%
        $1,000.00   to    $1,999.99                                                                                  1.75%
        $2,000.00   to    $ 2,999.99                                                                                  1.50%
        $3,000.00   to    $ 3,999.99                                                                                  1.25%
        $4,000.00   to    $ 4,999.99                                                                                  1.00%
        $5,000.00   to    $ 5,999.99                                                                                    ..75%
        $6,000.00   to    $ 6,999.99                                                                                    ..50%
        $7,000.00   to    $ 7,999.99                                                                                    ..25%
        $8,000.00 and over                                                                          .00%

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

        On February 13, 2003, we sold all of the issued and outstanding shares of Ace Hardware Canada Limited ("Ace
Canada"), our wholly owned subsidiary, to Sodisco-Howden Group Inc. Ace Canada generated less than one percent (1%) of our consolidated revenues during fiscal year 2002.

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

        Our businesses, hardware wholesaling and paint manufacturing, are not dependent on any major suppliers and we feel that seasonal fluctuations do not have a major effect on our operations. For more discussion of our business, see
"Management's Discussion and Analysis of Financial Condition and Results of Operations."

        We also offer services to members that relate to the operation of their retail businesses. We provide these services (such as advertising, merchandising and training programs) to assist our members and in some cases, to maximize our centralized buying power.

Strategic Planning

        We have a strategic planning process that results in goals, objectives and programs that we want to develop in the future for Ace and our members. Because strategic plans deal with the future, this discussion of them contains "forward looking statements," which are based on our current expectations. The actual results of our efforts can differ greatly from the results that we might desire. We believe that we have the facilities, the employees and the resources for ongoing success as we implement our plans and programs. However, the future is difficult to forecast, especially related to revenues, costs, margins and profits which are influenced by many factors. Some of these factors are discussed below.

        The effects of future growth in the hardware and hardlines-related industries are uncertain. By "hardlines-related industries" we mean home center, do-it-yourself, rental and commercial/industrial categories. The future condition of the economy is also uncertain, when viewed domestically, internationally or in specific geographical regions. Some other uncertainties that could affect our plans include possible future changes in merchandise and inventory prices, and the effect of increasingly intense competition. There could be potential shifts in market demand for some products. Lawsuits and laws, especially laws dealing with franchising, licensing, importing, exporting and environmental matters could affect our future business. We cannot predict whether these uncertainties might give rise to future costs or liabilities or have some other effect on our future ability to achieve our plans.

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

Special Charges and Assessments

        We sponsor a national advertising program. To pay for this program, we assess dealers an amount equal to 1.50% of their purchases (except purchases of LTL Plus products, building material products and certain hardware and software computer systems), with minimum yearly assessments of $2,223.00 (effective January 1, 2003, $2,535.00 or 1.50% of the annual purchase volume of required purchases in order for a store to avoid imposition of the low volume account service charge, if greater). The maximum yearly assessment is $6,800.00 (based on purchases) for each store location. We grant exemptions from these assessments and make various adjustments to them for stores located outside the continental United States, for new stores during their start up year and for stores operating under an agreement that does not permit them to use "Ace" or "Ace
Hardware". We intend to also impose a flat charge of $100.00 on a per event basis to pay for national sales promotions including, but not limited to, the Memorial Day sale and the day after Thanksgiving sale. The amount of our national advertising assessment can be changed from time to time by our Board of Directors. We can also impose assessments at a flat monthly rate or based on a percentage of sales for regional advertising not to exceed 2% of a dealer's annual purchases.
Regional advertising assessments are subject to the same minimum and maximum amounts as the national advertising assessment.

        Through December 31, 2002, every two weeks, we billed the member store for a special low volume account service charge of $75 if annual purchases from us were less than $50,000. We billed the member store for a special low volume account service charge of $60 per bi-weekly billing statement period if purchases from us during such period were less than
$5,700. Effective January 1, 2003, we will bill the member store for a special low volume account service charge of $100 per bi-weekly billing statement period if purchases from us during such period are less than $6,500. The low volume service charges that we bill to the store in a specific year are automatically refunded if that store's total purchases increase to over
$169,000 during the year. A new store is excused from this low volume account service charge during the first 12 months that it is a member. There are some exceptions to our low volume account service charges that are described below:

        1.    Stores which purchase $169,000 of merchandise from us during the year are given a credit on the next billing statement for any low volume charges which we billed that store earlier in the year. We then stop billing that store for low volume account service charges for the rest of the year, even if its current purchases on a billing statement are less than
$6,500.
        2.    We do not bill low volume account service charges every two weeks if a store's sales volume with us the year before was at our minimum ($169,000), but we will bill these charges in a lump sum to a store's last statement of the year if that store does not reach our applicable minimum by that time.
        3.    We will not bill low volume account service charges to members that have signed and are in compliance with a
Vision 21 Retailer and Retail Support Commitment ("Vision 21 Agreement"), but we will bill low volume account service charges, if applicable, to members who are not in compliance with their Vision 21 Agreements.

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

        We assess members operating under a standard Membership Agreement a mandatory monthly fee for Core Retail
Services in the amount of $168 per month for all single stores or parent stores and $37 per month for all branch stores located in the United States. Core Retail Services consist of the following elements:

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

        3.    Ace Training Network. This service is one of our retail training programs. Each single store or parent store is credited with 16 points per month and each branch store is credited with 11 points per month. A single store or parent store is one that has purchased or subscribed for a share of our Class A voting stock. A branch store is one whose membership involves only shares (or a subscription for shares) of our nonvoting Class C Stock. (See Article XXV, Section 2 of our By-
laws). A store may use its points at any time to buy one of the training programs that we offer. If a store does not have enough points for the program that it wants, it can use the points that it has and be billed for the difference. Multiple stores and member groups can pool their points together to purchase our training programs.

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

        Members operating under a Contractor agreement are assessed a mandatory monthly fee of $53 for ACENET and the
Material Safety Data Sheet Subscription Service; however, there are no members operating under a Contractor agreement as of the date of this annual report.

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
    "THE PAINTIN' PLACE"                              Service Mark           1,138,654            August 12, 2010)
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
    "ACENET"                                                       Service Mark         1,574,019            December 26, 2009
    "ACE IS THE PLACE"                                   Service Mark         1,602,715            June 19, 2010
    "LUB-E"                                                           Trademark              1,615,386            October 2, 2010
    "ASK ACE"                                                     Service Mark         1,653,263            August 6, 2010
    "ACE" in stylized lettering design               Trademark              1,683,538            April 21, 2012
    "ACE HARDWARE BROWN BAG
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
    "ACE YOUR NEIGHBORHOOD
        SOLUTIONS PLACE"                                 Service Mark       2,386,359            September 12, 2010
    "ACE" with accent design                             Service Mark       2,378,123            August 15, 2010
    "ACE SOLUTIONS PLACE"                         Service Mark        2,394,181           October 10, 2010
    "ACE" with halo design                                 Service Mark        2,558,478           April 19, 2012
    "ACE HOMEPLACE"                                     Trademark            2,621,873            September 17, 2012

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
    "NATIONAL SUPPLY NETWORK"                                       wholesale store services; namely providing
                                                                                                           wholesale industrial supplies and equipment
                                                                                                           to commercial and industrial customers
    "NSN" in circle design                                                               wholesale store services; namely providing
                                                                                                           wholesale industrial supplies and equipment to
                                                                                                           commercial and industrial customers
    "SIMPLY MAGIC"                                                                     interior, exterior house paints and primers
    "COLOR YOUR LIFE"                                                               written and graphic advertisements and
                                                                                                           promotional materials of paper and signage
    "YOUR NEIGHBORHOOD ACE HARDWARE
        THE HELPFUL PLACE"                                                        retail hardware store services
    "THE HELPFUL PLACE"                                                          retail hardware store services

Competition

        Competitive conditions in the wholesale and retail hardware industry are intense and increasing. Independent hardware retailers must remain competitive with discount stores and chain stores, such as WalMart, Home Depot, Menard's, Sears, and
Lowe's, and with other mass merchandisers. Retail hardware stores have been slowly shifting their locations to high rent shopping centers. There has also been a trend toward longer store hours. There is intense pressure on hardware retailers to obtain low cost wholesale supply sources. In several markets in the United States, we also compete directly with other dealer-
owned wholesalers such as TruServ Corporation, Do it Best Corporation and United Hardware Distributing Co.

Employees

        As of December 28, 2002, we have 5,268 full-time employees, of which 1,555 are salaried employees. Excluding our
Canadian operations and Company-owned retail locations, we have 4,824 full-time employees to support our domestic and international retailers. We also have, as of the end of the 2002 fiscal year, union contracts covering one (1) truck drivers'
bargaining unit and two (2) warehouse bargaining units. We consider our employee relations with both union and non-union employees to be good, and we have had no strikes in the past five years. In general, our employees are covered by either negotiated or nonnegotiated benefit plans that include hospitalization, death benefits and, with few exceptions, retirement benefits.

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

                                                                                                                                2002          2001          2000
                Warehouse Sales                                                                              4.56348%     4.27330%       4.43564%
                Bulletin Sales                                                                                             2.0%             2.0%               2.0%
                Direct Shipment Sales                                                                               1.0%            1.0%                1.0%
                Paint Sales                                                                                           10.1109%      8.9371%          8.1131%

        Under our LTL Plus Program, we also calculate patronage dividends separately on sales of full or partial truckloads of products purchased by eligible dealers from certain vendors (see discussion of LTL Plus Program under the heading
"Business.") The LTL Plus Program patronage dividend was 0.5% of these sales for fiscal year 2002, 2001 and 2000.

        Sales of merchandise under our Contractor and Industrial Distributor Programs are made on a nonpatronage basis.

Patronage Dividend Determinations and Allocations

        The amounts that we distribute as patronage dividends consist of our gross profits on patronage business that we do with dealers who qualify for patronage dividend distributions, less a proportionate share of our expenses for administration and operations. Our gross profits consist of the difference between our selling price for the merchandise that these dealers buy from us and our purchase price for that merchandise. The total patronage dividend paid to members is based on net earnings calculated in accordance with accounting principles generally accepted in the United States of America after reducing or increasing net earnings for non-member income or losses. Our computation of patronage dividends excludes all of our income and expenses from activities that are not directly related to patronage transactions. The excluded items primarily consist of profits or losses generated from non-shareholder international dealers and non-shareholder retail accounts served through
National Hardlines Supply, Inc. and our industrial distributor and contractor programs, profits or losses realized from Ace
Insurance Agency, Inc., New Age Insurance Limited, Ace Hardware Canada Limited, company-owned retail locations and our share of the profits or losses realized from our minority-owned investments including Builder Marts of America, Inc. and joint ventures. Additionally, any income or loss that we realize from the disposition of property and equipment is excluded from patronage dividends. The amount we distribute as patronage dividends also excludes profits or losses generated from our non-
shareholder programs. (See the heading "Business" and the subheading "Non-Shareholders Programs".)

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

        Under our present program, patronage dividends on each of our three basic categories of sales (warehouse sales, bulletin sales and direct shipment sales) are allocated separately, as are patronage dividends under our LTL Plus Program. Dividend percentage calculations are made with reference to the net earnings derived from each of the respective categories. The 2002 patronage dividend rate for the LTL Plus Program is 0.5% of our LTL Plus sales. The 2002 patronage dividend rates for direct shipment and bulletin sales are 1.0% and 2.0%, respectively, while the current 2002 warehouse patronage dividend rate is
4.56%.

        Patronage dividends are calculated separately for full and partial truckloads of products purchased under the LTL Plus
Program. (See the heading "Business", discussion of LTL Plus Program and the subheading "Forms of Patronage Dividend
Distributions" below.)

        Any manufacturing profit realized on intracompany sales of products manufactured by our Paint Division is allocated and distributed as patronage dividends to eligible dealers in proportion to their respective annual dollar purchases of paint and related products from that division. The earnings we realize on wholesale sales of the Paint Division's products to our eligible dealers are currently distributed as patronage dividends to them as part of the patronage dividends which they receive each year in the basic patronage dividend categories of warehouse sales, bulletin sales and direct shipment sales. The 2002 paint patronage dividend rate is 10.11%. Under Section 8 of Article XXIV of our By-laws, if the Paint Division's manufacturing operations for any year result in a net loss instead of a profit to the Paint Division, this loss would be netted against the earnings we realized from our other activities during the year, so that the earnings available for distribution as patronage dividends from these other activities would be reduced for the year. Therefore, if a loss were to result from Paint Division activities, it would result in a reduced patronage dividend to all members, irrespective of their paint purchases.

        We have established a LBM Retailer Incentive Pool Plan for our members who purchase LBM products through Builder
Marts of America, Inc. ("BMA") and are eligible participants under our Contractor Center standards. This is not a patronage dividend plan, but rather an allocation of the increase in our stock investment in BMA. Under the plan, we calculate an annual estimate of the amount by which our stock in BMA has increased or decreased in value from our initial investment, net of certain expenses. We allocate this estimate to eligible members annually based on their qualifying purchases of LBM products.
A member's pool allocation only becomes vested and can only be redeemed upon the termination of the member's Ace membership which results in the sale or redemption of Ace stock held for that location, Ace's termination of the LBM
Retailer Incentive Pool Plan, or Ace's liquidation, whichever occurs first. Negative pool balances are not charged to members. The 2002 incentive pool rate under this plan is 0.57% of qualifying purchases.

Forms of Patronage Dividend Distributions

        We make patronage dividend distributions to our eligible dealers in cash, shares of our Class C Stock and patronage refund certificates according to a specific plan that has been adopted by our Board of Directors. This plan can be changed from time to time by the Board as they deem fit depending on business conditions and Ace's needs.

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

        Because of the requirement of the U. S. Internal Revenue Code that we withhold 30% of the annual patronage dividends distributed to eligible dealers whose places of business are located in foreign countries or Puerto Rico, the cash portion of patronage dividends to these dealers is a minimum of 30%. There are exceptions to this 30% cash payment in the case of 1)
unincorporated Puerto Rico dealers owned by individuals who are U.S. citizens, 2) certain dealers incorporated in Guam,
American Samoa, the Northern Mariana Islands or the U.S. Virgin Islands. These exceptions apply if less than 25% of the stock of these dealers is owned by foreign persons, and at least 65% of their gross income for the last three years has been sufficiently connected with a trade or business in one of these locations or in the United States and 3) dealers located in countries maintaining tax treaties with the United States that provide for reduced rates of withholding.

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

        Our Board of Directors has also authorized a loan program to help qualified dealers pay for costs of converting their stores from another hardware distributor's program to our program. Under this loan program, these dealers can borrow up to
$95,000 per store. If the dealer obtains a loan under this program, we will apply the non-cash portion of the dealer's annual patronage dividends (for up to the next three annual patronage dividend distributions) towards payment of the loan. Unless extended by the Board of Directors, this loan program will remain in effect until June 1, 2003 or until 100 loans are made, whichever occurs first.

        Our Board of Directors has also authorized finance programs to help qualified dealers buy certain computer systems from us with patronage dividends. The amount financed cannot exceed 80% of the cost of any system. For PAINTMAKER computers, members have applied to borrow between $4,000 to $25,000 per location repayable over a period of three (3)
years.

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

        Members also have the ability to apply for a Capital Stock loan which is designed to provide them with access to their future patronage dividends to assist them in opening new retail stores or to assist in significant store expansions. These loans are repaid at the end of seven (7) years from patronage distributions of the non-cash portion of the annual patronage rebate on the respective store during that period.

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

        If a patron receives a patronage refund certificate as part of a patron's patronage dividends (see the subheading "Forms of
Patronage Dividend Distributions"), the patron may be deemed to have received interest income. This interest would arise in the form of an original issue discount to the extent that the face amount of the certificate exceeds the present value of the stated principal and interest payments that we have to pay the patron under the terms of the certificate. This interest income would be taxable to a patron's "ratably" over the term of the certificate under Section 7872(b) (2) of the U.S. Internal
Revenue Code. Present value for this purpose is determined by using a discount rate equal to the applicable Federal rate in effect as of the day of issuance of the certificate, compounded twice a year.

        We are required to backup withhold for federal income tax on the total patronage dividend distribution we make to anyone who has not furnished us with a correct taxpayer identification number. We can also be required to backup withhold federal taxes on the cash portion of each patronage dividend distribution made to someone who fails to certify to us that he is not subject to backup withholding. This backup withholding obligation based on a failure to certify may not be applicable, however, unless 50% or more of the total distribution is made in cash. Since we distribute all of our patronage dividends for a given year at the same time and since our current patronage dividend plan (see the heading "Business " , subheading "Forms of
Patronage Dividend Distributions") does not permit any member store to receive more than 45% of its patronage dividends for the year in cash, we believe that a certification failure like this should not ordinarily have any effect on Ace or any of its dealers.

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

Membership Agreements

        Persons who apply to become an Ace member must sign a Subscription Agreement to purchase our stock. They must also sign our customary Membership Agreement and Supplement and submit a payment of $1,500 ($2,500 for conversions or new investor ground-ups) with their signed Membership Agreement and Supplement. We use this fee toward our estimated costs of processing the membership applications. A membership may generally be terminated upon various notice periods and for various reasons (including voluntary termination by either party). The details of these reasons and notice periods are contained in the Membership Agreement. These reasons for termination and notice periods apply except where special laws or regulations in certain locations limit our right to terminate memberships, or require longer notice periods.

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

        In 1998, the Company began developing joint ventures with certain dealers as a way of increasing the Ace presence in key markets without the need for Ace to use solely its own resources to open company stores. For each joint venture, the
Company and the member enter into a Limited Liability Company Agreement, with the retailer acting as the managing member, and form a limited liability company ("LLC") to operate the joint venture stores. In each joint venture, we own 50%
or less of the LLC's units. Currently, Ace has an ownership interest in seven joint ventures. In the future, we may explore other joint venture opportunities with our members; however, we consider each situation unique and we evaluate each opportunity on its own merits.

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

        In 1999, we entered into an agreement with Builder Marts of America (BMA), to combine our lumber and building materials division (the "LBM division") with BMA, a non-cooperative buying group for lumber and building materials in the
United States. Under this agreement, we contributed certain business assets (primarily vendor rebate receivables, fixed assets and inventories) in exchange for a non-controlling (28%) interest in the combined entity. The investment in the combined entity is accounted for under the equity method of accounting. As a result of this transaction, we have established an LBM
Retailer Incentive Pool Plan for our members who purchase LBM products through BMA. This program is not a patronage dividend plan but rather a process for allocating the increase in the value of our investment in BMA to those qualifying dealers who purchase LBM products through BMA. (See the heading "Business", subheading "Patronage Dividend
Determinations and Allocations".)

        In 2001, we developed a non-shareholder industrial distributor program. These industrial distributors can purchase selected types of products from us for resale under an Industrial Distributor Agreement or Distributor Franchise Agreement.
They are not members of our cooperative by reason of their participation in the industrial distributor program, and therefore do not own stock or receive patronage dividends in connection with that program. These programs are made available to cooperative members, however, members will not receive patronage dividends for purchases of products under these programs.

        Sales to international non-shareholder dealers accounted for approximately 1.9 % of our merchandise sales in 2002, approximately 2.0% of our merchandise sales in 2001 and approximately 2.2% of our merchandise sales in 2000. Sales to domestic non-shareholder locations accounted for less than 1.0 % of our total sales in 2002, less than 2.0% of our total sales in
2001 and less than 3.0% of our total sales in 2000. (See Appendix A, Article XXV, section 2 of our By-laws regarding
International Retail Merchants and non-member accounts.)

        In connection with the sales of the shares of Ace Canada to Sodisco-Howden Group Inc. on February 13, 2003, we
signed a License Agreement granting Ace Canada the right to operate, and license others to operate, retail hardware stores under our trademarks and service marks. These retail hardware dealers are not shareholders and do not receive patronage dividends from us.

Item 2. Properties

        Our general offices are located at 2200 Kensington Court, Oak Brook, Illinois 60523. Information about our main properties appears below:

                                                                                                Square Feet                Owned                    Lease
                                                                                                  of Facility                      or                   Expiration
                                      Location                             (Land in Acres)          Leased               Date
    General Offices:
        Oak Brook, Illinois (1)                                                            206,030               Owned
        Oak Brook, Illinois                                                                   85,786               Leased          September 30, 2009
        Downers Grove, Illinois                                                          23,962               Leased          June 30, 2004
        Markham, Ontario, Canada (2)                                              15,372                Leased          November 30, 2002
    Distribution Warehouses:
        Lincoln, Nebraska                                                                  345,440               Leased          December 31, 2006
        Arlington, Texas                                                                    313,091               Leased          July 31, 2003
        Perrysburg, Ohio                                                                   393,720               Leased          December 31, 2004
        Tampa, Florida                                                                       391,755               Owned
        Yakima, Washington                                                            507,030               Owned
        Maumelle, Arkansas                                                            597,253                Owned
        LaCrosse, Wisconsin                                                          591,964                Owned
        Rocklin, California                                                                478,468                Leased           September 30, 2004
        Rocklin, California                                                                  75,000                Leased           July 31, 2003
        Rocklin, California (3)                                                         82 acres                Leased           January 15, 2023
        Gainesville, Georgia                                                             481,013                Owned
        Prescott Valley, Arizona                                                      631,485               Owned
        Princeton, Illinois                                                              1,094,756                Owned
        Summit, Illinois (4)                                                                 37,236                Leased            February 28, 2017
        Baltimore, Maryland (4)                                                        19,600                Leased            December 31, 2008
        Colorado Springs, Colorado                                               494,219               Owned
        Wilton, New York                                                                800,525                Leased            September 1, 2007
        Loxley, Alabama                                                                  798,698                Leased            May 27, 2009
        Brantford, Ontario, Canada (5)                                          354,000                Leased            March 31, 2006
        Prince George County, Virginia                                         798,786                Owned
        Fort Worth, Texas (4)                                                            10,915                Leased            December 31, 2005
        Cuyahoga Heights, Ohio (4)                                                21,320                Leased            April 30, 2017
    Print Shop Facility:
        Downers Grove, Illinois                                                        41,000                Leased            April 30, 2004
    Paint Manufacturing Facilities:
        Matteson, Illinois                                                                371,411                Owned
        Chicago Heights, Illinois                                                    194,000                Owned
    Other Property:
        Aurora, Illinois                                                                   72 acres                 Owned

    (1) This property was leased by Ace for its corporate office until purchased in June, 2002.
    (2) This property was leased by Ace Hardware Canada Limited for its corporate office.
    (3) Ace has entered into a ground lease for 82 acres of land containing a 619,688 square foot warehouse/office building, including 75,000 square feet of building space leased by Ace. Ace intends to exercise an option to purchase this property by
          September, 2003, and to develop this property for use as a distribution warehouse.
    (4) This property is leased for use as a freight consolidation center.
    (5) Our subsidiary, 3070070 Nova Scotia Company, leases this property for a distribution warehouse.

        In addition to the above, we or our subsidiary, Ace Corporate Stores, Inc., lease 26 retail hardware stores ranging from
7,000 to 25,000 square feet in size located in the following states: Colorado, Georgia, Illinois, New Jersey, Oregon,
Washington and Wisconsin.

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

        The table below shows the number of stockholders of record that we had as of February 17, 2003:

                Title of Class                                                                                  Number of Record Holders
                Class A Stock, $1,000 par value                                                                        3,594
                Class B Stock, $1,000 par value                                                                         1,928
                Class C Stock, $100 par value                                                                            4,726

        Our Company's Articles of Incorporation and By-laws prohibit us from declaring dividends (other than patronage dividends). (Please see the discussion of patronage dividends under Item 1. Business.)

Item 6. Selected Financial Data

                                                                     SELECTED FINANCIAL DATA
 Income Statement Data:
                                                                               December 28,       December 29,       December 30,       January 1,       January 2,
                                                                                   2002                    2001                   2000                   2000                1999
                                                                                                                                (000's omitted)
Net sales                                                              $3,029,097         $2,923,882        $2,924,187       $3,154,057     $3,094,837
Cost of sales                                                         2,742,201           2,641,840          2,649,211         2,885,371       2,854,879
Gross profit                                                              286,896               282,042            274,976            268,686          239,958
Total expenses and other income, net                 193,937               197,882            193,861            175,537          151,163
Income from continuing operations                       92,959                84,160               81,115              93,149            88,795
Loss from discontinued operations, net              (10,868)             (11,091)                 (723)                (587)              (835)

Net earnings                                                         $    82,091         $   73,069         $   80,392        $    92,562      $    87,960
                                                                                ========       ========        ========      ========     ========
Patronage dividends (Notes A, B and C)        $   95,580          $   85,109         $   86,537        $    95,260     $     88,022
                                                                               =========      ========       ========       ========     ========

Balance Sheet Data:
                                                                               December 28,       December 29,       December 30,       January 1,       January 2,
                                                                                   2002                    2001                   2000                   2000                1999
                                                                                                                                (000's omitted)
Total assets                                                        $1,143,352         $1,168,791        $1,123,810        $1,081,484     $1,047,580
Working capital                                                      226,267              230,314             181,724             178,369          192,744
Long-term debt                                                       163,075              170,387             105,891             111,895           115,421
Patronage refund certificates payable,
    long-term                                                               83,820                77,401               68,385               55,257             43,465
Member dealers' equity                                         280,022             281,702              285,278             271,564           262,330

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
        below.
(C)  Refer to Note 6 of the Consolidated Financial Statements beginning on page F-12 of this Form 10-K.

                                                                              December 28,       December 29,       December 30,       January 1,       January 2,
                                                                                   2002                    2001                   2000                   2000                1999
                                                                                                                                (000's omitted)
 In cash                                                                 $     38,687          $    34,229       $    34,764         $    38,173     $   34,826
In patronage refund certificates payable              20,651                18,739              18,029               12,249           15,720
In Class C Stock                                                        26,053                23,284              24,267               21,648           26,170
In other property                                                            -                          -                        -                   10,190                -
In patronage financing deductions                       10,189                  8,857                9,477                13,000           11,306

Total patronage dividends                                 $  95,580            $  85,109        $  86,537           $    95,260       $   88,022
                                                                               ========          =======        =======           =======     ========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                                                Management's Discussion and Analysis of
                                                            Financial Condition and Results of Operations

Operations 2002 Compared to 2001

        Consolidated sales increased 3.6%. Domestic merchandise sales increased 3.7% while International sales were flat with
2001. During 2002, sales to our domestic members increased 5.6%. The increase in domestic sales was primarily due to higher sales to our existing retailer base, lower retailer cancellations and sales to newly affiliated retailers. This increase was partially offset by a decrease in sales to non-coop members.

        Gross profit increased $4.9 million; however decreased as a percent of total sales from 9.65% in 2001 to 9.47% in 2002.
The increase primarily resulted from higher handling charges due to a shift in sales mix towards handled sales, lower retailer product returns and freight costs and increased paint margin due to lower raw material costs partially offset by inventory adjustments.

        Distribution operations expenses decreased $5.0 million from 2001 and decreased as a percent of total sales from 2.03%
in 2001 to 1.79% in 2002 primarily due to improved productivity, continued cost controls, lower fixed costs as a result of the east coast distribution center reconfiguration and additional volume from logistics operations.

        Selling, general and administrative expenses increased $3.5 million due to increased investments in technology partially offset by lease savings due to the purchase of the corporate office location.

        Retail success and development expenses increased $613,000 from 2001 primarily due to increased advertising and marketing expenses offset by the continuation of cost control measures put in place in 2001. These expenses consist primarily of field personnel and related costs, marketing, advertising, and training programs for Ace retailers and expenses of company-
owned retail operations. Ace continues to make investments in retail initiatives under its Vision 21 strategy to support Ace
Retailers.

        Interest expense decreased $1.5 million due to lower interest rates and lower average borrowing levels under the revolving credit facility. The decline in interest rates is primarily the result of a declining interest rate environment and the decline in LIBOR, the basis on which our interest rate is determined. The lower average borrowing levels primarily resulted from an increase in earnings, improved receivable collections and a reduction of inventory levels.

        Other income decreased $2.4 million primarily due to a decline in retailer past due and low volume charges and lower interest income. Additionally, 2001 included non-recurring gains on the sale of two distribution facilities offset by a write-
down of a minority-owned investment.

        Income taxes decreased $3.9 million due to the taxes incurred on the sale of two retail support centers in 2001 and increased tax benefits from non-patronage activities in 2002.

        In 2002, the Company entered into an agreement to sell Ace  Hardware Canada Limited, a wholly-owned subsidiary for cash proceeds of approximately US $3.7 million and an interest bearing note of US $4.0 million. The transaction closed on
February 13, 2003, at which time the sale proceeds were received and used to repay outstanding indebtedness. The Company recognized a loss related to the disposal of this discontinued operation of US $5.4 million in 2002 and a loss from operations of Ace Hardware Canada Limited of US $5.4 million in 2002 and US $11.1 million in 2001. The decrease in the loss from the discontinued operation is primarily due to costs associated with the closure of the Calgary distribution center in 2001.

Operations 2001 Compared to 2000

        Consolidated sales were flat with 2000. Domestic merchandise sales increased 0.7% primarily due to conversions of new stores to the Ace program. Sales to our existing retailer base were flat due to the soft economy and inventory reductions at retail. International sales decreased by 18.6% primarily due to a sale of Ace affiliated stores.

        Gross profit increased $7.1 million and increased slightly as a percent of total sales from 9.40% in 2000 to 9.65% in
2001. The increase was primarily due to higher vendor rebates, paint manufacturing margin and margin from company-owned retail locations partially offset by lower cash discounts from reduced merchandise purchases.

        Distribution operations expenses increased $3.0 million over 2000 and increased as a percent of total sales from 1.93% in
2000 to 2.03% in 2001. Increased utilities and distribution expenses associated with the new Loxley, Alabama distribution facility which was open for a full year in 2001 and the start-up of the Prince George, Virginia distribution facility drove the higher expenses. Higher logistics income partially offset the increased expenses.

        Selling, general and administrative expenses decreased $1.1 million primarily due to decreased expenses related to non-
patronage activities and continued cost control measures.

        Retail success and development costs decreased $4.8 million due to continued cost control measures. Expenses in this category are directly related to retail support of the Ace retailer. These expenses consist primarily of field personnel and related costs, marketing, advertising and training programs for Ace retailers and expense of company-owned retail operations.
The Company continues to make investments in retail initiatives under our Vision 21 strategy to support Ace retailers.

        Interest expense increased $1.4 million due to higher average borrowing levels during the year partially offset by lower interest rates. The decline in interest rates is primarily the result of a declining interest rate environment and the decline in
LIBOR, the basis on which our interest rate is determined. The higher borrowing levels resulted from the completion of the
Loxley, Alabama and Prince George, Virginia distribution centers, the expansion of the LaCrosse, Wisconsin facility and increased retailer dating programs.

        Other income decreased $2.2 million primarily due to an increase in the write-down of a minority-owned investment of
$1.7 million and decreased interest income due to declining interest rates offset by a $3.6 million nonrecurring gain on pension plan termination in 2000, the gain recognized on the sale of two distribution facilities and higher income realized on non-controlling investments in affiliates.

        Income taxes increased $3.3 million primarily due to deferred taxes recorded on the sale/exchange of two distribution centers.

        The loss on discontinued operation increased $10.4 million primarily due to a decline in sales volume as a result of the loss of a significant customer and costs incurred related to the closure of the Calgary distribution center.

Liquidity and Capital Resources

        Ace's ability to generate cash adequate to meet its needs ("liquidity") results from internally generated funds, short-term lines of credit and long-term financing.

        Cash flow generated from operations provides a significant source of liquidity. For the year-ended December 28, 2002, cash provided by operations increased to $140.5 million compared to $62.2 million for 2001. The increase was primarily due to an increase in net earnings, improved receivable collections, and a reduction of inventory.

        Cash used in investing activities for the year-ended December 28, 2002 was $39.6 million compared to $55.8 million in
2001. The decrease was primarily due to decreased expenditures for the distribution network as 2001 included expenditures for the construction of the Prince George, Virginia distribution center. Net capital expenditures of $30.2 million in 2002 were financed out of current and accumulated internally generated funds and short-term borrowings.

        Cash used in financing activities for the year-ended December 28, 2002 was $101.4 million compared to $8.1 million in
2001 due to payments of short-term borrowings and 2001 proceeds of $70.0 million obtained from the issuance of Senior
Notes.

        Ace has an established, unsecured revolving credit facility with a group of banks. Ace has unsecured lines of credit of
$185.0 million of which $136.1 million was available at December 28, 2002. Borrowings under these lines of credit bear interest at a spread over LIBOR based upon quarterly debt to EBITDA ratios. Long-term financing is arranged as determined necessary to meet Ace's capital or other requirements, with principal amount, timing and form dependent on prevailing debt markets and general economic conditions.

        Capital expenditures for new and improved facilities were $30.2 million, $51.4 million, and $44.6 million in 2002, 2001 and 2000, respectively. Capital expenditures for 2003 are anticipated to be approximately $63.0 million primarily for a new distribution facility, improvements to existing facilities and technology investments.

        As a cooperative, Ace distributes substantially all of its patronage sourced earnings to its members in the form of patronage dividends, which are deductible for income tax purposes.

        Ace expects that existing and new internally generated funds, along with established lines of credit and long-term financing, will continue to be sufficient in the foreseeable future to finance its working capital requirements and patronage dividend and capital expenditure programs.

        The table below presents contractual obligations and commercial commitments by year of expiration:

                                                                                                            Less than            1-3                 4-5               After 5
Contractual Obligations                                                Total                  1 Year            Years             Years               Years
                                                                                                                           (000's omitted)
 Short-term borrowings                                           $48,900           $48,900         $    -            $    -               $      -
Long-term debt                                                        168,722              5,647            18,336        35,739           109,000
Patronage refund certificates                                  97,016            13,196            27,326        35,843              20,651
Operating leases                                                       94,772            19,522            29,422         18,385            27,443

Total Contractual Cash Obligations                    $409,410          $87,265        $75,084       $89,967          $157,094
                                                                                   =======        ======        ======     ======         =======

                                                                                Total Amounts       Less than            1-3                4-5               Over 5
Other Commercial Commitments                                    Committed            1 Year            Years            Years             Years
                                                                                                                            (000's omitted)
 Standby letters of credit                                        $13,848              $13,848          $   -            $    -             $    -
Guarantees                                                                 11,018                  6,905          3,396             717                   -

Total Commercial Commitments                           $24,866              $20,753          $3,396         $ 717            $    -
                                                                                   ======            ======         ======       =====         =====

Critical Accounting Policies

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses in the financial statements. On an ongoing basis, Ace evaluates its estimates and judgments based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates, and our estimates would vary under different assumptions or conditions. Management believes these estimates and assumptions are reasonable.

        Ace annually reviews its financial reporting and disclosure practices and accounting policies to ensure that its financial reporting and disclosures provide accurate and comprehensive information relative to the current economic and business environment. Ace's significant accounting policies are described in the accompanying Notes to Consolidated Financial
Statements. The following represents those critical accounting policies which involve a relatively higher degree of judgment, estimates, and complexity and where materially different amounts could be reported under different conditions or using different assumptions.

        Valuation of Inventories

        When necessary, Ace provides allowances to adjust the carrying value of inventories to the lower of cost or market, including costs to sell or dispose of surplus or damaged/obsolete inventory, and for estimated shrinkage. Estimates for the future demand for Ace's products are key factors used by management in assessing the net realizable value of the inventories. While management believes that the estimates used are appropriate, an unanticipated decline in sales at retail outlets or a significant decline in demand for products in selected product categories, could result in valuation adjustments.

        Allowance for Doubtful Accounts

        The allowance for doubtful accounts reflects management's estimate of the future amount of receivables that will not be collected. Management records allowances for doubtful accounts based on judgements made considering a number of factors, including historical collection statistics, current dealer credit information, the aging of receivables, the current economic environment and the offsetting amounts due to members for stock, notes, interest and declared and unpaid dividends. While Ace believes it has appropriately considered known or expected outcomes, its dealers' ability to pay their obligations, including those to Ace, could be adversely affected by declining sales of hardware at retail resulting from such factors as contraction in the economy or competitive conditions in the wholesale and retail hardware industry including increased competition from discount stores, chain stores and other mass merchandisers.

Impact of New Accounting Standards

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."
This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets
to Be Disposed Of." The statement retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. The Company applied this statement in accounting and reporting the disposal of Ace's Canadian operations as a discontinued operation.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS
No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. Ace is required to adopt the provisions of SFAS No. 146 prospectively for exit or disposal activities initiated after December 31, 2002 and does not expect the implementation of this standard to have a material effect on the consolidated financial statements.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for
Guarantees, Including Indirect Guarantees of Indebtedness to Others". This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The
Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements. The Company has applied the disclosure requirements of this interpretation, which were effective for financial statements of interim or annual periods ending after December 15, 2002.

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

        Interest rate risk is managed through a combination of fixed rate debt and variable rate short-term borrowings with varying maturities. At December 28, 2002, all long-term debt was issued at fixed rates.

        The table below presents principal amounts and related weighted average interest rates by year of maturity for Ace's investments and debt obligations:

                                                          2003        2004        2005        2006        2007        Thereafter        Total
                                                                                                                (000's omitted)
 Assets:
    Short-term investment-
          fixed rate                                  $   -           $ 1,019        $, 251        $  630          $ 6,712            $11,735             $20,347
    Fixed interest rate                              -%          5.75%        2.65%        5.73%            5.73%              6.05%                5.75%
Liabilities:
    Short-term borrowings-
          variable rate                             $ 48,900             -                  -                  -                  -                      -                    $48,900
    Average variable interest rate        1.94%             -                  -                  -                  -                      -                  1.94%
    Long-term debt-fixed rate            $ 5,647       $ 5,454       $12,882     $17,882        $17,857          $109,000            $168,722
    Average fixed interest rate              7.16%        7.18%         7.18%       7.18%         7.21%               7.24%                7.16%

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

        Ace's various currency exposures often offset each other, providing a natural hedge against currency risk. Ace has utilized foreign exchange forward contracts to hedge non-U.S. equity investments. Gains and losses on these foreign currency hedges are included in the basis of the underlying hedged investment. Ace did not have any outstanding foreign exchange forward contracts at December 28, 2002 or December 29, 2001. Settlement of foreign sales and purchases are generally denominated in U.S. currency resulting in limited foreign currency transaction exposure.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
        None.

                                                                                          PART III

 Item 10. Directors and Executive Officers of the Company
        Our directors and executive officers are:
                                                                                                                  Position(s) Currently Held
              Name                                  Age              and Business Experience (for the past 5 years)
        Jimmy Alexander                                    45              Vice President, Human Resources effective October 1, 2001;
                                                                                            General Merchandise Manager effective July 16, 1999; Merchandise
                                                                                            Manager effective November 1, 1997.
        Michael J. Altendorf                              45              Vice President, Information Technology effective January, 2001;
                                                                                            Director of Retail Technology effective January, 1999; Manager of
                                                                                            Administrative Services effective April, 1996.
        Richard F. Baalmann, Jr.                        43              Director since June, 1999; term expires 2005; President of Homart,
                                                                                            Inc., Centralia, Illinois since May, 1988.
        William J. Bauman                                  54             Vice President, Retail Support-West effective October, 1998;
                                                                                            Western Divisional Director of Retail Support effective October, 1994.
        Eric R. Bibens II                                      46             Director since June, 1997; term expires 2003; President of Bibens
                                                                                            Home Center, Inc., Springfield, Vermont since 1983.
        Michael C. Bodzewski                           53              Vice President, Marketing, Advertising, Retail Development and
                                                                                            Company Stores effective October, 2000; Vice President -
                                                                                            Marketing, Advertising and Retail Operations East effective
                                                                                            October, 1999; Vice President - Sales and Marketing effective
                                                                                            October, 1998; Vice President - Merchandising effective June,
                                                                                            1990.
        Lori L. Bossmann                           42              Vice President, Merchandising effective October, 2000; Vice
                                                                                            President - Finance effective October 1999; Vice President -
                                                                                            Controller effective September, 1997; Controller effective January,
                                                                                            1994.
        J. Thomas Glenn                                     44              Director since June, 1996; term expires 2005; President of Ace
                                                                                            Hardware of Chattanooga, Chattanooga, Tennessee since January,
                                                                                            1990.
        Ray A. Griffith                                         49             Executive Vice President, Retail effective October, 2000; Vice
                                                                                            President - Merchandising effective October, 1998; Vice President
                                                                                            Retail Development and Marketing effective September, 1997;
                                                                                            Director - Retail Operations, Western Division effective September,
                                                                                            1994.
        Daniel L. Gust                                          53             Director since June, 1998; term expires 2004; President of Garden
                                                                                            Acres Ace Hardware, Longmont, Colorado since January, 1991.
        D. William Hagan                                    45             Director since June, 1997; term expires 2003; President of Hagan
                                                                                            Ace Hardware, Orange Park, Florida since February, 1980.
        David F. Hodnik                                      55             President and Chief Executive Officer effective January, 1996;
                                                                                            President and Chief Operating Officer effective January 1, 1995.
        Paul M. Ingevaldson                              57             Senior Vice President - International and Technology effective
                                                                                            September, 1997; Vice President - Corporate Strategy and International
                                                                                            Business effective September, 1992.
        Howard J. Jung                                        55             Chairman of the Board and Director since June, 1998; term expires
                                                                                            2003; Vice President of Ace Hardware Stores, Inc., Raleigh, North
                                                                                            Carolina since June, 1997.
        Rita D. Kahle                                            46             Executive Vice President effective October, 2000; Senior Vice President
                                                                                            - Wholesale effective September, 1997; Vice President - Finance effective January, 1994.
        Richard A. Karp                                       51             Director since June, 2000; term expires 2003; President, Cole Hardware,
                                                                                            San Francisco, California since June, 1979.
        Ronald J. Knutson                                   39            Vice President, Controller effective January 1, 2003; Controller effective January 1, 2000; Assistant Controller effective May 15, 1996.
        David F. Myer                                          57             Senior Vice President, Retail Support and Logistics effective October,
                                                                                            2000; Vice President - Retail Support effective September, 1997; Vice
                                                                                            President - Retail Support and New Business effective October, 1994.
         Kenneth L. Nichols                                 54            Vice President, Retail Operations effective October, 2000; Vice
                                                                                            President - Retail Operations West effective October, 1999; Vice
                                                                                            President - New Business effective October, 1998; Director - Retail
                                                                                            Operations, Eastern Division effective October, 1994.
        Daniel C. Prochaska                                45            Vice President, Retail Support-East effective November, 1998;
                                                                                            National Director of Distribution effective March, 1996.
        Jeffrey M. Schulein                                 61             Director since June, 2002; term expires 2005; Chief Executive Officer of Crown Hardware, Inc., Huntington Beach, California since
                                                                                            November, 2000; President from October, 1975 to October, 2000.
         Richard W. Stine                                     57             Director since June, 1999; term expires 2005; Vice President of Stine,
                                                                                            Inc., Sulphur, Louisiana since September, 1976.
        David S. Ziegler                                       47             Director since June, 2001; term expires 2004; Vice President of Z
                                                                                            Hardware Company, Elgin, Illinois since February, 1979.

        Our By-laws provide that our Board shall have between 9 and 12 directors. A minimum of 9 directors must be dealer directors. A maximum of two directors may be non-dealer directors. Non-dealer directors cannot exceed 25% of the total number of directors in office at any one time. Non-dealer directors may (but do not have to) be shareholders of ours who are in the retail hardware business. Our By-laws provide for three classes of directors who are to be elected for staggered 3-year terms, except that one director who would not otherwise be eligible for reelection in 2001 was elected at the 2001 annual meeting of stockholders for a two year term under Article IV, Sections 1 through 3 of our By-laws. On January 23, 2001, the
Board of Directors passed a resolution reducing the number of directors from eleven to ten effective with the 2001 Annual
Stockholders meeting on June 4, 2001.

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

        A geographic breakdown of our current regions for the election of directors at our 2003 annual stockholders meeting to be held on June 2, 2003 appears below:

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

        Region 5 - Colorado, Idaho, Iowa, Kansas, Minnesota, Missouri, Montana, Nebraska, North Dakota, South Dakota,
Utah, Wyoming;

        Region 6 - Arkansas, Louisiana, Oklahoma, Texas, New Mexico, Arizona;

        Region 7 - Hawaii, California, Nevada, Oregon, Washington, Alaska

        Under the procedure required by our By-laws, the following directors have been selected as nominees for reelection as dealer directors at the 2003 annual stockholders meeting:

Nominee                                                                                      Age      Class      Region      Term
Eric R. Bibens II                                                                                                       46            First               1            3 years
D. William Hagan                                                                                                     45           First               3            3 years
Richard A. Karp                                                                                                       51            First        At large      3 years

The person named below has been selected as a nominee for election to the Board for the first time at the 2003 annual meeting as a dealer director of the class, from the region and for the term indicated:

Nominee                                                                                      Age      Class      Region      Term
Lori J. Terpstra                                                                                                          37           First        At large      3 years

        Non-dealer directors and dealer directors at large are not elected from particular geographic regions.

        Article IV of our By-laws has information about the qualifications for membership on the Board of Directors, the terms of directors, the limitations on the total period of time that a director may hold office, the procedure for the Nominating
Committee to select candidates and nominees for election to the Board of Directors and the procedure for filling vacancies on the Board if one occurs during an unexpired term.

        None of the events described under Item 401(f) of Regulation S-K occurred during the past 5 years for any of our directors, nominees for directorships or for any of our executive or staff officers.

Item 11. Executive Compensation

        Below is information about the cash compensation that we paid to our five highest paid executive officers earning over
$100,000 for their services in all capacities to us and our subsidiaries during fiscal years 2002, 2001 and 2000:

                                                                  SUMMARY COMPENSATION TABLE
                                                                                                                                 Long-Term
                                                                    Annual Compensation                            Compensation
      Name                                                                                                                                                                                  (3)
        and                                                                                                                                                   (2)                      All Other
    Principal                                                                                                             (1)                   Long-Term               Compen-
      Position                                  Year            Salary ($)            Bonus ($)         Payouts ($)           sation ($)

David F. Hodnik                                     2002                  $665,000                   $79,800                $505,593                     $117,032
President and Chief                               2001                    649,000                   103,840                  531,474                       102,627
Executive Officer                                    2000                    630,000                     56,700                  533,829                      116,587

Rita D. Kahle                                           2002                   $327,000                 $165,080                $95,392                       $52,570
Executive Vice President                       2001                     313,000                   121,280                  99,843                         43,985
                                                                  2000                     298,000                   103,704                   85,921                        51,302

Paul M. Ingevaldson                             2002                   $305,000                 $128,100                $94,434                       $48,098
Senior Vice President,                           2001                     305,000                     72,800                 100,779                        39,953
International and Technology             2000                     295,000                     85,550                  89,479                         51,495

Ray A. Griffith                                        2002                    $295,000                $143,100                 $73,736                      $44,432
Executive Vice President                       2001                     275,000                    97,300                   72,180                        34,961
Retail                                                        2000                     250,000                    76,250                   39,563                        33,026

David F. Myer                                         2002                   $290,000                $130,500                 $83,681                       $45,340
Senior Vice President,                            2001                     278,000                  102,980                   86,382                         38,007
Retail Support and Logistics                2000                     263,000                    80,215                    73,967                        42,843

(1)    The Officer Incentive Plan covers each of the executive officers. Mr. Hodnik participates only in the retail sales component of the Officer Incentive Plan. The bonus amounts awarded to participants in the Plan are determined in accordance with achievement of individual performance based objectives and achievement of corporate goals. The maximum short-term incentive award for each executive officer is 35% to 45% of their respective salary in 2000, 2001 and 2002. The short-term bonus award becomes payable to each participant as early as practicable at or after the end of the fiscal year.

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
        Annual elections are required for the upcoming deferral year by December of the preceding year. Total long-term incentives for the three year period ended in 2002, to be awarded in 2003, were $465,467, $84,269, $104,189, $77,378 and $124,774 for Messrs. Hodnik, Ingevaldson, Griffith, Myer and Ms. Kahle, respectively.
(3)    Includes contributions to the Company's 401-k Savings and Retirement Plan and contributions to the Company's
        Retirement Benefits Replacement Plan. All active employees are eligible to participate in the Company's 401-k Savings and Retirement Plan after 90 days of service. Those active employees covered by a collective bargaining agreement regarding retirement benefits, which were the subject of good faith bargaining, are not eligible if such agreement does not include them in the plan. For the year 2002, the Company contributed a maximum of 9.9% of each participant's eligible compensation to the 401-k Savings and Retirement Plan (8.9% profit sharing and 1% Company 401-k match).
        During the year 2002, $19,800 was contributed to the Company's 401-k Savings and Retirement Plan by the Company
        pursuant to the Plan for each of Messrs. Hodnik, Ingevaldson, Griffith, Myer and Ms. Kahle.

        The Company has also established a Retirement Benefits Replacement Plan covering all executive officers of the
        Company. This is an unfunded Plan under which the participants therein are eligible to receive retirement benefits equal to the amounts by which the benefits they would otherwise have been entitled to receive under the Company's 401-k
        Savings and Retirement Plan may be reduced by reason of the limitations on contributions and benefits imposed by any current or future provisions of the U.S. Internal Revenue Code or other federal legislation. During the year 2002, amounts contributed to the Company's Retirement Benefits Replacement Plan were $97,232 for Mr. Hodnik, $28,298 for
        Mr. Ingevaldson, $24,632 for Mr. Griffith, $25,540 for Mr. Myer and $32,770 for Ms. Kahle.

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

        Messrs. Hodnik and Ingevaldson are employed under contracts, each commencing January 1, 2003 for respective terms of two years, through December 31, 2004. Ms. Kahle and Mr. Myer are employed under contracts, each commencing January
1, 2002 for respective terms of two years, through December 31, 2003. Mr. Griffith is employed under a contract commencing September 1, 2002 for a term of two years, terminating August 31, 2004. The contracts provide for annual compensation effective January 1, 2003 of $692,000, $318,000, $347,000, $305,000 and $322,000, respectively, or such increased amount, if any, as shall be approved by the Board of Directors. If an executive's employment is terminated without cause, each contract provides for continuing salary payments for the balance of the current contract term, with the minimum period for these payments being 6 months (12 months in the case of Mr. Hodnik).

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

        Examples of yearly benefits provided by the Pension Plan (prior to reduction by the Profit Sharing Plan offset) were as follows:

                                                                                          Years of Service
Remuneration                                          10              15              20              25              30 or more
$200,000                                                             $40,000           $60,000          $80,000         $100,000                $120,000
$170,000                                                               34,000             51,000            68,000             85,000                  102,000
$150,000                                                               30,000             45,000            60,000             75,000                    90,000
$100,000                                                               20,000             30,000            40,000             50,000                    60,000
$  50,000                                                               10,000             15,000            20,000             25,000                    30,000

        The amounts shown above represent straight life annuity amounts. Maximum benefits from the Pension Plan were attained after 30 years of service and attainment of age 65. The compensation covered by the Pension Plan consisted of base compensation (exclusive of bonuses and non-recurring salary or wage payments) not to exceed $200,000 of such total remuneration paid to a participant during any plan year. Remuneration and yearly benefits under the Plan were limited, and subject to adjustment, under Sections 415(d) and 401(a)17 of the U.S. Internal Revenue Code. The amount of covered compensation under the Pension Plan, therefore was $200,000 for each Executive Officer named in the Compensation table.
Upon termination of the plan, the credited years of service under the Pension Plan for the currently employed executive officers named in the compensation table were as follows: David F. Hodnik - 27 years; Paul M. Ingevaldson - 20 years; Ray
A. Griffith - 6 years; David F. Myer - 18 years and Rita D. Kahle - 14 years.

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

        We believe that our retailers (shareholders) are best served by running the Company with a long-term perspective while striving to deliver consistently good year-end results. Therefore, the Company's Executive Compensation Program and
Officer Incentive Plan has been designed to attract, retain and reward superior talent that will produce positive results and enhance Ace's position in the highly competitive hardware and home improvement marketplace. The Company is led by exceptional leaders, many of them long-term Ace team members; while others bring experiences from outside Ace.

        We believe the compensation for our executives should be competitive with other high performing retail companies in order to motivate and retain the talent needed to produce superior results. In that regard, our Committee conducts an overall review of compensation programs and philosophies bi-annually. We review information supplied by an independent
Compensation consultant and other marketplace data to determine the competitiveness of Ace's total compensation package.

        The Committee believes that special leadership competencies and sensitivities are required to balance the unique relationship between and among the Company, its employees, retailers and vendors. Therefore, we go beyond a simple evaluation of competitive salary information and Company financial results in making compensation decisions.

        Our Committee annually establishes an executive's base salary, based on evaluation of the executive's level of responsibility and individual performance considered in light of competitive pay practices. We gage Executive performance in developing and executing corporate strategies; leading and developing people; initiating and leading change; passion for retail success; balancing the many relationships within and outside the Ace family; and leading and coordinating with others, programs which impact Company and retailer performance.

        Under the Officer Incentive Plan each officer is assigned an incentive target percent at the beginning of the year (the greater the Officer's responsibility, the higher the target percent is of base salary). This plan has individual, team and retail sales components. This concept is used to reflect the accomplishments of each Officer's functional organization results, overall Company wholesale performance and retail sales growth compared to the competition.

        Consistent with our focus on long-term objectives, our long-term incentive plan is based on total corporate world-wide performance. A three-year performance cycle is established each year with Officers receiving an award if minimum pre-
determined (by the Compensation Committee) performance goals are achieved at the end of each annual cycle. As a pay for performance plan, the long-term incentive plan is intended to motivate and reward executives by directly linking the amount of any award to specific long-term corporate financial goals and total team performance. There is a direct shared relationship between what a retail owner receives in patronage rebate and what the Officer group receives as an award pool.

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

Compensation of Directors
        Effective January 1, 2002, each member of the Board of Directors (other than the Chairman of the Board) received a monthly fee of $3,083 for their services, which was increased to $3,208 per month effective January 1, 2003. Each member of the Board of Directors (other than the Chairman of the Board) also receives $1,500 per Board of Directors meeting attended.
In addition, each Board of Director Committee Chairperson receives $1,000 per meeting chaired. Mr. Jung is paid an annual fee of $155,000 in his capacity as Chairman of the Board.

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

        The table below shows the shares of our Class B and Class C Stock that is held (directly or indirectly), by our directors, officers and nominees for directorships as of February 17, 2003:

                                                                                                                  Class B Stock Owned      Class C Stock Owned
                                                                                                                    Number        Percent          Number        Percent
                                                                                                                   of Shares    of Class       of Shares     of Class

Richard F. Baalmann, Jr.                                                                                 4               ..207                   3,919               ..146
Eric R. Bibens II                                                                                               -                     -                   1,353               ..050
J. Thomas Glenn                                                                                              4               ..207                 11,672               ..435
Daniel L. Gust                                                                                                   -                     -                      661               ..025
D. William Hagan                                                                                            4                ..207                  4,148               ..155
Howard J. Jung                                                                                                -                      -                     815               ..030
Richard A. Karp                                                                                               -                      -                  5,425               ..202
Jeffrey M. Schulein                                                                                         -                      -                10,211               ..380
Richard W. Stine                                                                                             4                ..207                11,109               ..414
Lori J. Terpstra                                                                                                 -                     -                      811               .030
David S. Ziegler                                                                                               -                     -                 10,044               .374
All above directors and officer as a group                                                16                 .828               60,168             2.241
                                                                                                                     ======         ======       =======         ======

     We are not aware of any contracts or securities pledges that may result in a change in control of our Company at a later date.

Item 13. Certain Relationships and Related Transactions

        The term "owner" as used in this section pertains to owners of our shares. It includes both those who are named as owners of shares on our corporate books and records, as well as those who are not named as owners of record, but for whose benefit someone else is holding the shares. No director, executive officer or shareholder whom we know to be the owner of more than five percent of any class of our voting securities or any member of their immediate families had during fiscal year
2002 or is currently expected to have any significant interest (whether direct or indirect) in any transaction over $60,000 with us, except that those of our directors who are also Ace Hardware dealers purchased merchandise and services from us and participated in our programs for their stores, including but not limited to our lending programs, in the ordinary course of business. None of these directors received special terms in connection with these transactions (including, but not limited to our lending programs) or any benefits that were not available to the other cooperative members that we supply.

Item 14. Controls and Procedures

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

                                                                                                      PART IV

 Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
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
DATED: March 24, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                    Signature                                                                  Title                                                Date
                            HOWARD J. JUNG                                        Chairman of the Board                         March 24, 2003
                                Howard J. Jung                                                    and Director

                            DAVID F. HODNIK                                                   President                                     March 24, 2003
                               David F. Hodnik                                        and Chief Executive Officer

                              RITA D. KAHLE                                        Executive Vice President                         March 24, 2003
                                  Rita D. Kahle                                         (Principal Financial Officer)

                        RONALD J. KNUTSON                                  Vice President, Controller                       March 24, 2003
                            Ronald J. Knutson

Richard F. Baalmann, Jr., Eric R. Bibens II,                                           Directors
J. Thomas Glenn, Daniel L. Gust, D. William
Hagan, Richard A. Karp, Jeffrey M. Schulein,
Richard W. Stine, and David S. Ziegler

*By              DAVID F. HODNIK                                                                                                                March 24, 2003
                        David F. Hodnik

*By                  RITA D. KAHLE                                                                                                                 March 24, 2003
                            Rita D. Kahle

                    *Attorneys-in-fact

                                        CERTIFICATION OF PRESIDENT AND CHIEF EXECUTIVE OFFICER

        I, David F. Hodnik, certify that:

                1. I have reviewed this annual report on Form 10-K of Ace Hardware Corporation;

                2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

                3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this annual report;

                4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

                5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing equivalent functions):

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

                6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

          Date: March 24, 2003                                                                        By                             DAVID F. HODNIK

                                                                                                                                                            David F. Hodnik
                                                                                                                                            President and Chief Executive Officer

                                            CERTIFICATION OF EXECUTIVE VICE PRESIDENT
                                                        (PRINCIPAL FINANCIAL OFFICER)
        I, Rita D. Kahle, certify that:

                1. I have reviewed this annual report on Form 10-K of Ace Hardware Corporation;

                2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

                3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this annual report;

                4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

                5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

                6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

          Date: March 24, 2003                                                                      By                           RITA D. KAHLE

                                                                                                                                                        Rita D. Kahle
                                                                                                                                            Executive Vice President
                                                                                                                                          (Principal Financial Officer)

                                                                    INDEX TO EXHIBITS
             Exhibits
                Enclosed                                                                                      Description

10-P                   Copy of Lease dated June 19, 2002 for the Registrant's distribution center in Rocklin,
                           California.

10-a-20              Copy of Fourth Amendment to Ace Hardware Corporation Restated Officer Incentive
                           Plan adopted December 11, 2002 and effective January 1, 2003.

10-a-21              Copy of current standard form of National Supply Network Distributor Franchise
                           Agreement.

10-a-22              Copy of Ground Lease dated January 13, 2003 for lease of 82 acres of real estate in
                           Placer County, California.

10-a-23               Copy of Lease dated February 7, 2002 for the Registrant's freight consolidation center in Cuyahoga  Heights, Ohio.

10-a-24               Copy of Option Agreement and Joint Escrow Instructions dated January 13, 2003 for purchase of 82 acres of real estate in Placer County, California.

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
                         Registration Statement (Registration No. 33-58191) on or about March 22, 2001 and incorporated herein by reference.

3-B                   Copy of By-laws of the Registrant as amended through January 26, 2002 filed as Exhibit
                         3-B to the Registrant's Form S-2 Registration Statement (Registration No. 333-84792) filed on or about March 22, 2002 and incorporated herein by reference.

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

4-D                  Specimen copy of Class C Stock certificate filed as Exhibit 4-I to the Registrant's Form S-1
                        Registration Statement (Registration No. 2-82460) on or about March 16, 1983 and incorporated herein by reference.

4-E                  Copy of current standard form of Subscription for Capital Stock Agreement to be used for dealers to subscribe for shares of the Registrant's stock in conjunction with new membership agreements submitted to the Registrant filed as Exhibit 4-E to the Registrant's Form S-2
                        Registration Statement (Registration No. 333-84792) filed on or about March 22, 2002 and
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

10-A            Copy of Ace Hardware Corporation Retirement Benefits Replacement Plan Restated and
                        Adopted December 7, 1993, consolidated and refiled with First, Second, Third and Fourth
                        Amendments as Exhibit 10-A to the Registrant's Form S-2 Registration Statement (Registration
                        No. 333-84792) on or about March 22, 2002 and incorporated herein by reference.

10-B                Copy of Ace Hardware Corporation Directors' Deferral Option Plan Amended and Restated as
                        of January 1, 1997 (for years 1995-2001), consolidated and refiled with First and Second
                        Amendments as Exhibit 10-B to the Registrant's Form S-2 Registration Statement (Registration
                        No. 333-84792) on or about March 22, 2002 and incorporated herein by reference.

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

10-E                Copy of Ace Hardware Corporation Restated Officer Incentive Plan effective January 1, 1999 consolidated and refiled with First, Second and Third Amendments as Exhibit 10-E to the
                        Registrant's Form S-2 Registration Statement (Registration No. 333-84792) on or about March
                        22, 2002 and incorporated herein by reference .

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
                        S-2 Registration Statement (Registration No. 33-46449) on or about March 22, 1993 and incorporated herein by reference.

10-P                 No exhibit incorporated by reference. See Index to Exhibits, Exhibits Enclosed for the applicable materials.

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

10-V                Copy of Ace Hardware Corporation Long-Term Compensation Deferral Option Plan effective
                        January 1, 1995 consolidated and refiled with First, Second and Third Amendments as Exhibit
                        10-V to the Registrant's Form S-2 Registration Statement (Registration No. 333-84792) on or
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

10-a-5              Copy of First Amendment to Ace Hardware Corporation Directors' Deferral Option Plan
                        (effective January 1, 2001) adopted December 5, 2001 and effective January 1, 2002 filed as
                        Exhibit 10-a-5 to the Registrant's Form S-2 Registration Statement (Registration No. 333-84792)
                        on or about March 22, 2002 and incorporated herein by reference.

10-a-6              Copy of Lease Agreement dated May 27, 1999 for the Registrant's project facility in Loxley,
                        Alabama filed as Exhibit 10-a-9 to Post-Effective Amendment No. 5 to Registrant's Form S-2
                        Registration Statement (Registration No. 33-58191) on or about March 15, 2000 and incorporated herein by reference.

10-a-7              Copy of current standard form of Industrial Distributor Agreement filed as Exhibit 10-a-7 to the
                        Registrant's Form S-2 Registration Statement (Registration No. 333-84792) filed on or about
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
                        (Registration No. 333-84792) on or about March 22, 2002 and incorporated herein by reference.

10-a-9              Copy of Lease dated October 19, 2001 for the Registrant's freight consolidation center in
                        Baltimore, Maryland filed as Exhibit 10-a-9 to the Registrant's Form S-2 Registration Statement
                        (Registration No. 333-84792) on or about March 22, 2002 and incorporated herein by reference.

10-a-10         Copy of Amendment dated April 24, 2001 to Note Purchase and Private Shelf Agreement dated as of September 27, 1991, and Restated Note Purchase and Private Shelf Agreement dated as of August 23, 1996 with The Prudential Insurance Company of America filed as Exhibit 10-a-10 to the Registrant's Form S-2 Registration Statement (Registration No. 333-84792) on or about
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
                        (Registration No. 333-84792) on or about March 22, 2002 and incorporated herein by reference.

10-a-17            Copy of Lease dated January 16, 2002 for the Registrant's freight consolidation center in
                        Summit, Illinois filed as Exhibit 10-a-17 to the Registrant's Form S-2 Registration Statement
                        (Registration No. 333-84792) on or about March 22, 2002 and incorporated herein by reference.

10-a-18            Copy of Amendment dated September 10, 2001 to Note Purchase and Private Shelf Agreement
                        dated as of September 27, 1991, and Restated Note Purchase and Private Shelf Agreement
                        dated as of August 23, 1996 with The Prudential Insurance Company of America filed as
                        Exhibit 10-a-18 to the Registrant's Form S-2 Registration Statement (Registration No.
                        333-84792) on or about March 22, 2002 and incorporated herein by reference.

10-a-19            Copy of Note Purchase Agreement dated April 15, 2001 for the issuance and sale of up to
                        $100,000,000 of Senior Notes, under which $70,000,00 of 7.27% Senior 2001-A Notes with a maturity date of April 30, 2013 have been sold to various purchasers filed as Exhibit 10-a-19 to the Registrant's Form S-2 Registration Statement (Registration No. 333-84792) on or about
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

        As of the date of the Report mentioned above, proxy soliciting materials for our 2003 annual meeting have not been sent to our shareholders. Copies of proxy soliciting materials will be sent to our shareholders and furnished to the Securities and
Exchange Commission at a later date.

                                    Index to Consolidated Financial Statements and Financial Statement Schedules

        Independent Auditors' Report

        Consolidated Balance Sheets at December 28, 2002 and December 29, 2001

        Consolidated Statements of Earnings and Consolidated Statements of
              Comprehensive Income for each of the years in the three-year period ended December 28, 2002

        Consolidated Statements of Member Dealers' Equity for each of the years in the three-year period ended December 28, 2002

        Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 28, 2002

        Notes to Consolidated Financial Statements

        All schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or the required information is included in the consolidated financial statements or the notes thereto.

                                                                  INDEPENDENT AUDITORS' REPORT
The Board of Directors

Ace Hardware Corporation:

        We have audited the accompanying consolidated balance sheets of Ace Hardware Corporation and subsidiaries as of
December 28, 2002 and December 29, 2001, and the related consolidated statements of earnings, comprehensive income, member dealers' equity and cash flows for each of the years in the three-year period ended December 28, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ace Hardware Corporation and subsidiaries as of December 28, 2002 and December 29, 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 28, 2002 in conformity with accounting principles generally accepted in the United States of America.

            KPMG LLP

Chicago, Illinois
January 27, 2003
                                        ACE HARDWARE CORPORATION
                                      CONSOLIDATED BALANCE SHEETS
                                    December 28, 2002 and December 29, 2001
                                                                ASSETS
                                                                                                                                    December 28,                December 29,
                                                                                                                                           2002                                2001
                                                                                                                                                       (000's omitted)
Current assets:
    Cash and cash equivalents                                                                                $           21,605                   $         22,147
    Short-term investments                                                                                                   20,347                              17,158
    Receivables:
        Trade                                                                                                                            287,422                             303,367
        Other                                                                                                                              58,224                               63,435
                                                                                                                                              345,646                             366,802
        Less allowance for doubtful receivables                                                                  (3,194)                              (2,304)
            Net receivables                                                                                                      342,452                              364,498
    Inventories (Note 3)                                                                                                      399,133                              404,302
    Prepaid expenses and other current assets                                                                 18,182                                16,244
    Assets of discontinued operation held for sale (Note 2)                                          10,274                                18,082
        Total current assets                                                                                                  811,993                              842,431
Property and equipment:
    Land                                                                                                                                  17,152                                15,466
    Buildings and improvements                                                                                      239,364                              232,015
    Warehouse equipment                                                                                                 100,683                               97,892
    Office equipment                                                                                                           115,442                             106,811
    Manufacturing equipment                                                                      16,285                                15,197
    Transportation equipment                                                                      16,328                                15,871
    Leasehold improvements                                                                       17,285                                 16,048
                                                                                                          522,539                               499,300
        Less accumulated depreciation and amortization                                              (238,507)                            (213,955)
            Net property and equipment                                                                              284,032                               285,345
Other assets                                                                                           47,327                                41,015
                                                                                                                                        $1,143,352                          $1,168,791
                                                                                                                                        ========                         ========

                                        See accompanying notes to consolidated financial statements.

                                          ACE HARDWARE CORPORATION
                                      CONSOLIDATED BALANCE SHEETS
                                    December 28, 2002 and December 29, 2001
                            LIABILITIES AND MEMBER DEALERS' EQUITY
                                                                                                                                    December 28,                December 29,
                                                                                                                                           2002                                2001
                                                                                                                                                       (000's omitted)
Current liabilities:
    Current installments of long-term debt (Note 5)                                               $          5,647                    $          7,151
    Short-term borrowings (Note 4)                                                                                    48,900                              72,600
    Accounts payable                                                                                                        385,750                             406,471
    Patronage dividends payable in cash (Note 6)                                                          38,687                               34,229
    Patronage refund certificates payable (Note 6)                                                         13,196                                 9,084
    Accrued expenses                                                                                                          86,747                               78,843
    Liabilities from discontinued operation held for sale (Note 2)                                  6,799                                 3,739
        Total current liabilities                                                                                              585,726                             612,117
Long-term debt (Note 5)                                                                                                  163,075                             170,387
Patronage refund certificates payable (Note 6)                                                             83,820                                77,401
Other long-term liabilities                                                                                                  30,709                               27,184
        Total liabilities                                                                                                           863,330                             887,089
Member dealers' equity (Notes 6 and 9):
    Class A Stock of $1,000 par value                                                                                3,617                                   3,693
    Class B Stock of $1,000 par value                                                                                 6,499                                   6,499
    Class C Stock of $100 par value                                                                                269,612                               260,224
    Class C Stock of $100 par value, issuable to dealers for
          patronage dividends                                                                                               26,053                                 23,284
    Additional stock subscribed, net                                                                                     243                                      303
    Retained deficit                                                                                                            (31,080)                                (17,591)
    Contributed capital                                                                                                        13,485                                  13,485
    Accumulated other comprehensive income                                                   703                                       587
                                                                                                                                            289,132                                290,484
    Less: Treasury stock, at cost                                                                                       (9,110)                                 (8,782)
        Total member dealers' equity                                                                                  280,022                                281,702
Commitments (Notes 7 and 11)
                                                                                                                                        $1,143,352                           $1,168,791
                                                                                                                                        =========                        ========

                                        See accompanying notes to consolidated financial statements.

                                          ACE HARDWARE CORPORATION
                            CONSOLIDATED STATEMENTS OF EARNINGS
                                                                                                                                            Year Ended
                                                                                                    December 28,                December 29,                December 30,
                                                                                                           2002                                2001                                2000
                                                                                                                                             (000's omitted)
Net sales                                                                                         $3,029,097                      $2,923,882                      $2,924,187
Cost of sales                                                                                    2,742,201                        2,641,840                        2,649,211
    Gross profit                                                                                    286,896                            282,042                           274,976
Operating expenses:
    Distribution operations                                                                 54,346                              59,333                              56,318
    Selling, general and administrative                                              60,637                              57,160                              58,277
    Retail success and development                                                  67,893                              67,280                              72,069
        Total operating expenses                                                        182,876                            183,773                            186,664
Interest expense (Note 12)                                                               (21,583)                           (23,100)                            (21,670)
Other income, net                                                                               10,055                              12,409                               14,600
Income taxes (Note 8)                                                          467                               (3,418)                                 (127)
        Income from continuing operations                                       92,959                               84,160                               81,115
        Discontinued operation:
            Loss from discontinued operation                                       (5,421)                            (11,091)                                (723)
            Loss on disposal of discontinued operation                     (5,447)                                 ---                                        ---
Net earnings                                                                                    $   82,091                      $      73,069                       $     80,392
                                                                                                      ============             ============              ==========
Retained earnings (deficit) at beginning of year                       $     (17,591)                   $    (5,551)                      $           594
Net earnings                                                                                            82,091                           73,069                               80,392
Patronage dividends (Note 6)                                                             (95,580)                         (85,109)                            (86,537)
Retained deficit at end of year                                                     $     (31,080)                   $     (17,591)                    $       (5,551)
                                                                                                     =============            ============               ==========

                                        See accompanying notes to consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                                                                                                            Year Ended
                                                                                                    December 28,                December 29,                December 30,
                                                                                                           2002                                2001                                2000
                                                                                                                                             (000's omitted)
Net earnings                                                                                $        82,091                    $     73,069                       $       80,392
Foreign Currency Translation, net                                                      1,826                            (1,206)                                  (911)
Unrealized gains on securities                                                                116                                 129                                     458
    Comprehensive income                                                         $       84,033                     $     71,992                       $       79,939
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

                                          ACE HARDWARE CORPORATION
                  CONSOLIDATED STATEMENTS OF MEMBER DEALERS' EQUITY
                                                Three Years Ended December 28, 2002        (000's omitted)
                                                                                                         Class C Stock
                                                                                                           Issuable to                                                                 Accumulated
                                                                                                           Dealers for    Additional       Retained                           Other Com-
                                                  Class A       Class B         Class C         Patronage         Stock           Earnings   Contributed       prehensive    Treasury
                                                   Stock           Stock            Stock           Dividends     Subscribed*     (deficit)        Capital         Income/(loss)      Stock         Total
Balance at January 1, 2000               $3,856         $6,499         $241,226          $21,648          $498              $594          $13,485          $      -            $(8,134)     $279,672
Net earnings                                       -                 -                   -                     -                  -              80,392               -                       -                 -             80,392
Net payments on subscriptions              -                 -                   -                     -               1,830                -                  -                       -                 -               1,830
 Patronage financing deductions              -                 -                   -                     (158)             -                   -                  -                       -                 -                (158)
Stock issued                                      234             -                 23,391           (21,490)        (1,977)               -                  -                       -                 -                 158
Stock repurchased                                -                -                    -                     -                   -                  -                  -                       -             (14,804)      (14,804)
Stock retired                                     (307)            -                (14,137)               -                   -                  -                  -                       -              14,444            -
Patronage dividends issuable                 -                -                    -                 24,267               -                  -                  -                       -                  -            24,267
Patronage dividends payable                  -                -                    -                     -                   -             (86,537)             -                       -                  -           (86,537)
 Accumulated other comprehensive
    income (loss)                                  -                 -                   -                      -                  -                   -                  -                    458                -                458
Balance at December 30, 2000             3,783           6,499           250,480           24,267            351             (5,551)        13,485                 458             (8,494)      285,278
Net earnings                                        -                -                    -                        -                -              73,069               -                      -                  -             73,069
Net payments on subscriptions                -                -                    -                        -            1,479                -                  -                      -                  -              1,479
Patronage financing deductions                -                -                    -                  (1,324)              -                  -                  -                      -                  -            (1,324)
Stock issued                                      170               -                 24,202           (22,943)        (1,527)               -                  -                      -                  -                (98)
Stock repurchased                                 -                 -                    -                      -                  -                  -                  -                      -             (15,006)     (15,006)
 Stock retired                                     (260)              -                (14,458)               -                  -                  -                 -                       -              14,718            -
 Patronage dividends issuable                   -                -                     -                  23,284              -                 -                  -                      -                   -           23,284
Patronage dividends payable                    -                -                     -                      -                  -            (85,109)             -                      -                   -         (85,109)
 Accumulated other comprehensive
     income (loss)                                    -                -                     -                       -                 -                 -                   -                    129                -              129
 Balance at December 29, 2001             3,693            6,499            260,224            23,284           303          (17,591)        13,485                  587            (8,782)      281,702
 Net earnings                                         -                 -                    -                        -                -             82,091               -                       -                  -           82,091
Net payments on subscriptions                -                  -                    -                        -           1,322                -                  -                       -                  -             1,322
Patronage financing deductions                -                  -                    -                        -                -                  -                  -                       -                  -               -
Stock issued                                       171                -                 24,495            (23,284)      (1,382)               -                  -                       -                  -               -
Stock repurchased                                  -                  -                    -                        -                -                  -                 -                       -            (15,682)     (15,682)
Stock retired                                      (247)               -                (15,107)                  -                -                  -                 -                      -              15,354           -
Patronage dividends issuable                    -                 -                    -                   26,053             -                  -                 -                       -                   -          26,053
 Patronage dividends payable                     -                 -                    -                        -                -           (95,580)              -                       -                   -         (95,580)
Accumulated other comprehensive
    income (loss)                                     -                 -                    -                        -                -                  -                  -                    116                -              116
Balance at December 28, 2002             $3,617          $6,499         $269,612             $26,053        $243         $(31,080)        $13,485              $703           $(9,110)    $280,022

 *Additional stock subscribed is comprised of the following amounts at December 30, 2000, December 29, 2001 and December 28, 2002:

                                                                                                     2000        2001        2002
                        Class A Stock                                                  $    41        $   94        $    40
                        Class B Stock                                                          -               -                 -
                        Class C Stock                                                        975          977            874
                                                                                                      1016         1071           914
                        Less unpaid portion                                            665           768            671
                                                                                                   $   351       $  303        $  243
                                                                                                   =====      =====      =====

                                        See accompanying notes to consolidated financial statements

                                         ACE HARDWARE CORPORATION
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                                                                 Year Ended
                                                                                                        December 28,                December 29,                December 30,
                                                                                                               2002                                2001                                2000
                                                                                                                                             (000's omitted)
 Operating Activities:
Income from continuing operations                                            $        92,959                    $        84,160                    $        81,115
Adjustments to reconcile income from continuing
    operations to net cash provided by operating activities:
        Depreciation and amortization                                                        31,659                              28,295                               30,930
        Gain on sale of property and equipment,
           net of deferred taxes of $1,681                                                         -                                     (3,264)                                   -
        Decrease (increase) in accounts receivable, net                          22,046                               (1,812)                              (3,778)
        Decrease (increase) in inventories                                       5,169                             (24,852)                            (26,540)
        Increase in prepaid expenses and
           other current assets                                                                        (2,090)                              (1,724)                             (1,519)
        Decrease in accounts payable and accrued expenses               (12,817)                            (20,899)                              (5,032)
        Increase in other long-term liabilities                                               3,525                                 2,261                                2,523
                  Net Cash Provided by Operating Activities                      140,451                              62,165                               77,699
Investing Activities:
         Purchase of short-term investments                                                (3,189)                             (4,386)                            (12,772)
        Purchase of property and equipment                                             (30,194)                           (51,430)                            (44,649)
        Proceeds from sale of property and equipment                                 -                                        -                                      9,664
        Increase in other assets                                                                     (6,196)                                  (23)                             (10,831)
                  Net Cash Used in Investing Activities                                (39,579)                           (55,839)                             (58,588)
Financing Activities:
        Proceeds (payments) of short-term borrowings                           (23,700)                             (8,900)                               33,501
         Proceeds from issuance of long-term debt                                         -                                    70,000                                    -
        Payments on long-term debt                                                              (8,816)                            (5,174)                                (3,001)
        Payment of cash portion of patronage dividend                           (34,229)                          (34,764)                             (38,173)
        Payments of patronage refund certificates and
            patronage financing deductions                                                  (20,309)                          (15,713)                               (9,956)
        Proceeds from sale of common stock                                                  1,322                              1,479                                  1,830
        Repurchase of common stock                                                           (15,682)                         (15,006)                             (14,804)
                  Net Cash Used in Financing Activities                                (101,414)                          (8,078)                              (30,603)
Decrease in Cash and Cash Equivalents                                                       (542)                          (1,752)                              (11,492)
Cash and Cash Equivalents at Beginning of Year                                    22,147                           23,899                                 35,391
Cash and Cash Equivalents at End of Year                              $               21,605            $             22,147                  $             23,899
                                                                                                         =============           ============                ============

                                        See accompanying notes to consolidated financial statements

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

        (b)    Cash Equivalents and Investments
          The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Short-term investments consist primarily of corporate and government agency bonds and are classified as available for sale.

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

        (e)    Revenue Recognition
        The Company's policy is to recognize revenues from product sales when earned, following the guidance in SEC Staff
Accounting Bulletin ("SAB") No. 101. Specifically, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured. Revenue is not recognized until title and risk of loss have transferred to the customer, which is upon delivery of products. Provisions for returns are made for at the time the related sales are recorded, and are reflected as a reduction of sales.

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

        (h)    Foreign Currency Translation
        Substantially all assets and liabilities of foreign operations are translated at the rate of exchange in effect at the balance sheet date while revenues and expenses are translated at the average monthly exchange rates prevailing during the year. The
Company has utilized foreign exchange forward contracts to hedge non-U.S. equity investments. Gains and losses on these foreign hedges are included in the basis of the underlying hedged investment. Foreign currency translation adjustments, net of gains on foreign exchange contracts, are reflected in the accompanying Consolidated Statements of Comprehensive Income for 2002, 2001 and 2000. The Company did not have any outstanding foreign exchange forward contracts at December 28,
2002 or December 29, 2001.

        ( i)    Financial Instruments
         The carrying value of assets and liabilities that meet the definition of a financial instrument included in the accompanying
Consolidated Balance Sheets approximate fair value.

         ( j)    Retirement Plans
         The Company has retirement plans covering substantially all non-union employees. Costs with respect to the noncontributory pension plans are determined actuarially and consist of current costs and amounts to amortize prior service costs and unrecognized gains and losses. The Company contribution under the profit sharing plan is determined annually by the Board of Directors and charged to expense in the period it is earned by employees.

         (k)    Use of Estimates
         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. With respect to the Company's discontinued operation, actual losses could differ from those estimates and will be reflected as adjustments in future financial statements when probable and estimable.

         (l)    Shipping and Handling Costs
         Amounts billed to customers for shipping and handling costs are included in net sales. Amounts incurred for shipping and handling are included in cost of sales.

         (m)    Fiscal Year
         The Company's fiscal year ends on the Saturday nearest December 31st. Accordingly, 2002, 2001 and 2000 ended on
December 28, 2002, December 29, 2001 and December 30, 2000, respectively.

         (n)    Reclassifications
         Certain financial statement reclassifications have been made to prior year amounts to conform to comparable classifications followed in 2002. During 2002, the Company reclassified as sales and cost of sales certain shipping and handling costs that had previously been presented on a net basis within distribution operations expenses and reclassified certain amounts within selling, general and administrative expenses to distribution operations expenses. These reclassifications had no effect on previously reported income.

(2)    Discontinued Operations
         In August of 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets"
("SFAS 144") which supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived
Assets to Be Disposed O f " . While SFAS 144 retains many of the fundamental recognition and measurement provisions of
SFAS 121, it changes the criteria required to be met to classify an asset as held for sale. SFAS 144 also supercedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of
Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", and
among other things, broadens reporting for discontinued operations to include a component of an entity, rather than just a segment of a business. The Company adopted SFAS 144 in 2002, and applied its provisions in reporting discontinued
operations in 2002.
          In 2002, the Company entered into an agreement to sell Ace Hardware Canada Limited, a wholly-owned subsidiary for cash proceeds of approximately US $3.7 million and an interest bearing note of US $4.0 million. The transaction closed on
February 13, 2003, at which time the sale proceeds were received and used to repay outstanding indebtedness.
         The Company recognized a loss related to the disposal of this discontinued operation of US $5.4 million in 2002. Losses from operations of Ace Hardware Canada Limited were US $5.4 million in 2002, US $11.1 million in 2001 and US $723,000 in 2000.
         The Company has classified the assets and liabilities of Ace Hardware Canada Limited as held for sale in the accompanying consolidated financial statements, and reclassified the financial statement and related notes for all periods presented to display the operating results of this business as discontinued operations. For business segment reporting purposes, Ace Hardware
Canada Limited results were previously included in the "Wholesale" segment.
         Net sales from the discontinued operation for the years 2002, 2001 and 2000 were US $24.6 million, US $27.9 million and US $75.3 million, respectively. Total assets of the discontinued operation for the years 2002 and 2001 were US $10.3 million and US $18.1 million, respectively. Total liabilities of the discontinued operation for the 2002 and 2001 were US $6.8 million and US $3.7 million, respectively.

(3)    Inventories
         Inventories consist primarily of merchandise inventories. Substantially all of the Company's domestic inventories are valued on the last-in, first-out (LIFO) method; the excess of replacement cost over the LIFO value of inventory was approximately $57,295,000 and $57,809,000 at December 28, 2002 and December 29, 2001, respectively. Indirect costs, consisting primarily of warehousing costs, are absorbed as inventory costs rather than period costs.

(4)    Short-Term Borrowings
         At December 28, 2002 the Company has available a revolving credit facility with a group of banks providing for $175.0 million in committed lines of credit and also has available $10.0 million in uncommitted lines. The facility requires the
Company to comply with various financial covenants for which the Company was in compliance at December 28, 2002 and
December 29, 2001. The facility expires on May 2, 2005. The maximum amount outstanding at any month-end during the period was $104.4 million in 2002 and $128.0 million in 2001. The monthly weighted average borrowing levels during 2002 and 2001 were $57.3 million and $77.9 million, respectively. The interest rate under the revolving credit facility is based upon a spread over LIBOR based upon quarterly debt to EBITDA ratios. The weighted average interest rate effective as of
December 28, 2002 and December 29, 2001 was 1.94% and 2.58%, respectively. Short- term borrowings outstanding as of
December 28, 2002 and December 29, 2001 were $48.9 million and $72.6 million, respectively. The aggregate unused line of credit available at December 28, 2002 and December 29, 2001 was $136.1 million and $112.4 million, respectively. At
December 28, 2002 the Company had no compensating balance requirements.

(5)        Long-Term Debt
               Long-term debt is comprised of the following:
                                                                                                                                  December 28,                    December 29,
                                                                                                                                       2002                                    2001
                                                                                                                                                    (000's omitted)
Notes Payable:
    $20,000,000 due in quarterly installments of $540,500
         with interest payable quarterly at a fixed rate of 8.74% and a
         maturity date of July 1, 2003                                                                       $            1,622                        $           3,784
    $30,000,000 due in semi-annual installments of $2,000,000
         with interest payable quarterly at a fixed rate of 6.47% and a
         maturity date of June 22, 2008                                                                                22,000                                   26,000
    $20,000,000 due in quarterly installments of $714,300
         commencing September 15, 2004 with interest payable quarterly
         at a fixed rate of 7.49% and a maturity date of June 15, 2011                             20,000                                   20,000
    $30,000,000 due in annual installments of $6,000,000
         commencing March 25, 2005 with interest payable quarterly
         at a fixed rate of 7.55% and a maturity date of March 25, 2009                          30,000                                   30,000
    $25,000,000 due in annual installments of $5,000,000
         commencing February 9, 2006 with interest payable quarterly
         at a fixed rate of 6.61% and a maturity date of February 8, 2010                        25,000                                   25,000
    $70,000,000 due in annual installments of $14,000,000
         commencing April 30, 2009 with interest payable semi-annually
         at a fixed rate of 7.27% and a maturity date of April 30, 2013                             70,000                                   70,000
Installment notes with maturities through 2006 at a fixed rate of 6.00%                        100                                     2,754
                                                                                                                                             168,722                                  177,538
Less current installments                                                                                                  (5,647)                                    (7,151)
                                                                                                                                  $        163,075                     $           170,387
                                                                                                                                  ===========                    ===========

    The debt covenants on the notes payable are substantially consistent with the revolving credit facility. Aggregate maturities of long-term debt are $5,647,000, $5,454,000, $12,882,000, $17,882,000 and $17,857,000 in 2003 through 2007, respectively, and $109,000,000 thereafter.

(6)    Patronage Dividends and Refund Certificates Payable
          The Company operates as a cooperative organization and has paid or will pay patronage dividends to member dealers on the portion of earnings derived from business done with such dealers. Patronage dividends are allocated in proportion to the volume of purchases by member dealers during the period. The amount of patronage dividends to be remitted in cash depends upon the level of dividends earned by each member outlet, ranging from 20% on the total dividends under $5,000 and increasing by 5% on total dividends for each subsequent $2,500 earned to a maximum of 40% on total dividends exceeding
$12,500. Amounts exceeding the cash portion will be distributed in the form of Class C $100 par value stock, to a maximum based upon the current year purchase volume or $20,000 whichever is greater, and thereafter in a combination of additional cash and patronage refund certificates having maturity dates and bearing interest as determined by the Board of Directors. A portion of the dealer's annual patronage dividends distributed under the above plan in a form other than cash can be applied toward payment of principal and interest on any balances outstanding for approved patronage financing programs.

        The patronage dividend composition for 2002, 2001 and 2000 follows:

                                                                                    Subordinated            Class                    Patronage                    Total
                                                            Cash                    Refund                     C                        Financing                Patronage
                                                          Portion           Certificates            Stock              Deductions            Dividends
                                                                                                                 (000's omitted)
                    2002                               $38,687                  $20,651               $26,053                        $10,189                     $95,580
                    2001                                 34,229                    18,739                 23,284                            8,857                       85,109
                    2000                                 34,764                    18,029                 24,267                            9,477                       86,537

    Patronage dividends are allocated on a fiscal year basis with issuance in the following year.

    The patronage refund certificates outstanding or issuable at December 28, 2002 are payable as follows:
                                                                                                                                                                            Interest
                   January 1,                                                                                          Amount                                Rate
                                                                                                                          (000's omitted)
                    2003                                                                                                    $13,196                                 6.00%
                    2004                                                                                                      15,094                                 6.00%
                    2005                                                                                                      12,232                                 6.25%
                    2006                                                                                                      17,331                                 6.50%
                    2007                                                                                                      18,512                                 6.00%
                    2008                                                                                                      20,651                                 6.00%

(7)    Retirement Plans
        The Company has two defined benefit pension plans covering substantially all non-union employees, the Employees'
Pension Plan and Trust and the Employees' Retirement Income Plan and Trust. The Company terminated the Employees'
Pension Plan and Trust effective April 30, 2000. Benefits in these plans are based on years of service, highest average compensation (as defined) and the related profit sharing and primary social security benefit. Contributions to the plans are based on the Entry Age Normal, Frozen Initial Liability actuarial funding method and are limited to amounts that are currently deductible for tax reporting purposes. As of December 28, 2002 plan assets in the Employees' Retirement Income Plan and
Trust were held in a group annuity contract.

        Pension expense for 2002, 2001 and 2000 included the following components:
                                                                                                        December 28,                December 29,                December 30,
                                                                                                               2002                                2001                                2000
                                                                                                                                                (000's omitted)
                    Service cost - benefits earned during the
                        period                                                                        $            43                        $            41                       $            52
                    Interest cost on projected benefit obligation                      121                                   116                                   112
                    Expected return on plan assets                                            (131)                                 (123)                                (115)
                    Net amortization and deferral                                                   -                                        -                                      (31)
                    Gain on curtailment                                                                    -                                      (58)                                     -
                    Net periodic pension expense (income)                    $          33                         $          (24)                       $          18
                                                                                                        ===========                ===========                ===========

        The following table sets forth the funded status of the plans and amounts recognized in the Company's Consolidated
Balance Sheets at December 28, 2002 and December 29, 2001:
                                                                                                                                            December 28,                  December 29,
                                                                                                                                                    2002                                 2001
                                                                                                                                                                (000's omitted)
                 Change in benefit obligation:
                        Benefit obligation at beginning of year                                                     $  1,714                               $  1,656
                        Service cost                                                                                                             43                                        41
                        Interest cost                                                                                                           121                                     116
                        Actuarial losses                                                                                                    123                                        91
                        Curtailment and settlements                                                                                  -                                       (141)
                        Benefits paid                                                                                                          (67)                                     (49)
                    Benefit obligation at end of year                                                                         1,934                                   1,714
                    Change in plan assets:
                        Fair value of plan assets at beginning of year                                               1,645                                   1,560
                        Actual return on plan assets                                                                               108                                         91
                        Employer contribution                                                                                           64                                          43
                        Benefits paid                                                                                                          (67)                                       (49)
                    Fair value of plan assets at end of year                                                               1,750                                    1,645
                        Funded status                                                                                                       (184)                                      (69)
                        Unrecognized transition asset                                                                                 5                                           6
                        Unamortized prior service cost                                                                               (3)                                        (4)
                        Unrecognized net actuarial losses                                                                       224                                         78
                    Prepaid pension asset                                                                                    $            42                              $        11
                                                                                                                                            ============                ===========

        The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was
6.75% in 2002 and 7.25% in 2001. The related expected long-term rate of return was 8.0% in 2002 and 2001. The rate of increase in future compensation was projected using actuarial salary tables plus 1.0% in 2002 and 2001.

        Ace also participates in several multi-employer plans covering union employees. Amounts charged to expense and contributed to the plans totaled approximately $304,000, $212,000 and $222,000 in 2002, 2001 and 2000, respectively.

        The Company's profit sharing plan contribution for 2002, 2001 and 2000 was approximately $17,040,000, $14,253,000 and $14,586,000, respectively.

(8)    Income Taxes
        As a cooperative, the Company distributes substantially all of its patronage sourced earnings to its members in the form of patronage dividends. The 2002, 2001 and 2000 provisions (benefit) for federal income taxes were
$(756,000), $3,037,000 and $(162,000), respectively, and for state income taxes were $289,000, $381,000 and $289,000, respectively.

        The Company made tax payments of $374,000, $807,000 and $1,095,000 during 2002, 2001 and 2000, respectively.

(9)    Member Dealers' Equity
        The Company's classes of stock are described below:

                                                                                                                                            December 28,                  December 29,
                                                                                                                                                    2002                                 2001

Class A Stock, voting, redeemable at par value -
    Authorized                                                                                                                 10,000                              10,000
    Issued and outstanding                                                                                             3,617                                3,693
Class B Stock, nonvoting, redeemable at not less than
 twice par value-
    Authorized                                                                                                                   6,500                                6,500
    Issued                                                                                                                           6,499                                6,499
    Outstanding                                                                                                                1,944                                 2,108
    Treasury stock                                                                                                            4,555                                 4,391
Class C Stock, nonvoting, redeemable at not less
 than par value -
    Authorized                                                                                                             4,000,000                         4,000,000
    Issued and outstanding                                                                                       2,696,122                         2,602,243
    Issuable as patronage dividends                                                                           260,526                            232,839
Additional Stock Subscribed:
    Class A Stock                                                                                                                     40                                    94
    Class B Stock                                                                                                                       -                                       -
    Class C Stock                                                                                                                 8,740                               9,770

        At December 28, 2002 and December 29, 2001, there were no common shares reserved for options, warrants, conversions or other rights; nor were any options granted or exercised during 2002, 2001 or 2000. Upon voluntary or involuntary liquidation or bankruptcy, Class B and Class C shareholders would first receive amounts to repurchase the shares at prices previously set by the Company's Board of Directors from the net assets of the Company. If the available net assets are not sufficient, each outstanding share of Class B and Class C stock will share in the distribution of the Company's net assets in proportion to its purchase or redemption price to the total available for payment.

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

        Treasury stock transactions during 2000, 2001 and 2002 are summarized below:

                                                                                                                                            Shares Held in Treasury
                                                                                                                        Class A                    Class B                    Class C
 Balance at January 1, 2000                                                                                -                              4,067                            -
    Stock issued                                                                                                    -                                 -                                -
    Stock repurchased                                                                                       307                             180                        141,365
    Stock retired                                                                                                (307)                             -                          (141,365)
Balance at December 30, 2000                                                                          -                              4,247                            -
    Stock issued                                                                                                   -                                 -                                 -
    Stock repurchased                                                                                       260                             144                        144,584
    Stock retired                                                                                                (260)                             -                          (144,584)
Balance at December 29, 2001                                                                        -                                4,391                             -
    Stock issued                                                                                                 -                                   -                                  -
    Stock repurchased                                                                                      247                              164                        151,070
    Stock retired                                                                                                (247)                             -                           (151,070)
Balance at December 28, 2002                                                                        -                                4,555                            -
                                                                                                                        ======                    ======                    =======

(10)    Segments
        The Company is principally engaged as a wholesaler of hardware and related products and is a manufacturer of paint products. The Company's customers consist principally of its member dealers. No single customer or commonly-controlled group of customers accounted for more than 10% of the Company's consolidated sales during 2002, 2001, or 2000.
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
                                                                                                                                    December 28, 2002
                                                                                                                                       (000's omitted)
                                                                                                                                                                 Elimination of
                                                                                                              Paint                                            Intersegment
                                                                       Wholesale                 Manufacturing               Other                 Activities              Consolidated
Net sales from external customers          $2,961,217                $      18,977              $ 48,903            $       -                    $3,029,097
Intersegment sales                                           24,211                      119,110                        -                (143,321)                        -
Interest expense                                              21,583                           1,127                      817                 (1,944)                       21,583
Depreciation and amortization                      28,079                           1,751                   1,829                      -                            31,659
Segment profit (loss)
from continuing operations                          84,534                         13,414                   (4,756)                   (233)                      92,959
Identifiable segment assets                     1,032,473                         60,661                   69,809                (19,591)                1,143,352
Expenditures for long-lived assets              26,399                           1,954                     1,841                     -                            30,194
                                                                                                                                    December 29, 2001
                                                                                                                                       (000's omitted)
                                                                                                                                                                 Elimination of
                                                                                                              Paint                                            Intersegment
                                                                       Wholesale                 Manufacturing               Other                 Activities              Consolidated
Net sales from external customers          $2,852,240                $     18,668               $ 52,974             $      -                     $2,923,882
Intersegment sales                                           27,881                     110,621                       -                   (138,502)                      -
Interest expense                                               23,100                        1,094                     1,459                   (2,553)                     23,100
Depreciation and amortization                       24,594                        1,768                     1,933                      -                            28,295
Segment profit (loss)
from continuing operations                            74,595                      11,255                    (1,330)                    (360)                     84,160
Identifiable segment assets                       1,053,139                      62,205                    71,961                (18,514)                1,168,791
Expenditures for long-lived assets                47,165                        1,673                      2,592                     -                            51,430
                                                                                                                                    December 30, 2000
                                                                                                                                       (000's omitted)
                                                                                                                                                                 Elimination of
                                                                                                              Paint                                            Intersegment
                                                                       Wholesale                 Manufacturing               Other                 Activities              Consolidated
Net sales from external customers          $2,858,988                $    20,852                $ 44,347             $     -                     $2,924,187
Intersegment sales                                            28,641                   100,780                        -                   (129,421)                     -
Interest expense                                                21,670                       1,209                     1,278                  (2,487)                    21,670
Depreciation and amortization                        27,833                       1,694                     1,403                     -                            30,930
Segment profit (loss)
from continuing operations                             74,263                       9,739                    (2,452)                    (435)                    81,115
Identifiable segment assets                        1,013,093                     68,130                    61,812                (19,225)               1,123,810
Expenditures for long-lived assets                 39,807                          937                      3,905                    -                            44,649

 Net sales and long-lived assets by geographic region based upon customer location for 2002, 2001 and 2000 were as follows:

                                                                            December 28, 2002            December 29, 2001            December 30, 2000
                                                                                                                                (000's omitted)
Net sales:
    United States                                                        $2,930,255                              $2,825,302                              $2,803,116
    Foreign countries                                                        98,842                                    98,580                                    121,071
        Total                                                                   $3,029,097                             $2,923,882                               $2,924,187
                                                                                     ========                            ========                                ========
Long-lived assets, net:
    United States                                                        $    284,032                            $, 285,345                                $, 258,802
    Foreign countries                                                            -                                           -                                                -
        Total                                                                   $    284,032                            $  285,345                                $   258,802
                                                                                     =========                         =========                              ========

(11)    Commitments
         The Company primarily rents buildings, warehouse and office space and certain other equipment under operating leases. At December 28, 2002 annual minimum rental commitments under leases that have initial or remaining noncancelable terms in excess of one year are as follows:
                                                                                                                                         December 28,
Year Ending,                                                                                                                         2002
                                                                                                                                       (000's omitted)
2003                                                                                                                                    $    19,522
2004                                                                                                                                          16,650
2005                                                                                                                                          12,772
2006                                                                                                                                          10,416
2007                                                                                                                                            7,969
Thereafter                                                                                                                                27,443

        Total minimum lease payments                                                                              $    94,772
                                                                                                                                         ===========

        All leases expire in or prior to 2017. Under certain leases, the Company pays real estate taxes, insurance and maintenance expenses in addition to rental expense. Management expects that in the normal course of business, leases that expire will be renewed or replaced by other leases. Rent expense was approximately $46,436,000, $49,336,000 and $45,514,000 in 2002,
2001 and 2000, respectively. Rent expense includes $9,276,000, $9,793,000 and $9,977,000 in contingent rentals paid in
2002, 2001 and 2000, respectively, primarily for transportation equipment mileage.

(12)    Other Information
         The Company expenses advertising costs the first time the advertising takes place. Gross advertising expense, prior to reimbursements from dealers and suppliers, amounting to $100,781,000, $94,553,000 and $93,340,000 was charged to operations in 2002, 2001 and 2000, respectively. Cost reimbursements from dealers and suppliers amounted to $96,261,000,
$92,376,000 and $93,535,000 for 2002, 2001 and 2000, respectively.

        Interest paid was $20,084,000, $20,574,000 and $20,256,000 in 2002, 2001 and 2000, respectively, net of capitalized interest of $289,000 and $715,000 in 2001 and 2000, respectively.

        Other income, net consists primarily of interest income, past due and low volume retailer charges, gains on the sales of property and equipment, and earnings, losses or adjustments of minority-owned investments as follows:

                                                                                                                           2002              2001              2000
Interest income                                                                                           $    5,000            $     6,389             $   7,190
Past due and low volume retailer charges                                                    4,413                    5,318                   4,620
Gains on the sales of property and equipment, net                                        -                       4,945                      418
Earnings of minority-owned investments                                                     1,462                   1,048                      764
Adjustment of minority-owned investment                                                     -                      (5,000)                 (3,300)
Gain on pension plan termination                                                                      -                           -                        3,599
Other                                                                                                                     (820)                    (291)                  1,309
Total                                                                                                              $  10,055             $   12,409            $   14,600
                                                                                                                       =======            =======            =======

        In the normal course of business, the Company enters into commercial commitments including standby letters of credit and guarantees that could become contractual obligations. Letters of credit are issued generally to insurance agencies and financial institutions in direct support of the Company's corporate and retailer insurance programs and retailer lending programs. As of December 28, 2002 and December 29, 2001, the Company had outstanding letters of credit with expiration terms less than 1 year of $13,848,000 and $13,160,000, respectively. The Company enters into both limited and full guarantees primarily to financial institutions in direct support of retailer lending programs. Outstanding guarantees were
$11,018,000 and $14,711,000 at December 28, 2002 and December 29, 2001, respectively. Aggregate expirations of guarantees are $6,905,000 in 2003, $3,396,000 in 2004 through 2006, and $717,000 in 2007 through 2008.